Form 10QSB
period 2003-03-31
COMMUNITY FIRST BANCORP INC
filed 2003-06-30
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                         ______________________________

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________ to _________


                         Commission File Number 0-50322


                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

             Maryland                                           36-4526348
 ------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

               240 South Main Street, Madisonville, Kentucky 42431
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (270) 821-7211
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
               Yes     X  No
           ---        ---

         As of March 31, 2003, there were no shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):

               Yes     X  No
           ---        ---
                                   * * * * * *

NOTE: On May 14, 2003, the Registrant's Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission. The Registration Statement and the related Prospectus which formed a part thereof related to the offering of the Registrant's common stock in connection with the conversion from mutual to stock form (the "Conversion") of Community First Bank (the "Bank"). Upon consummation of the Conversion on June 26, 2003, the Bank became a wholly owned subsidiary of the Registrant, and the Registrant closed the public offering of its common stock. The Registrant had not engaged in any business prior to the consummation of the Conversion. The Registrant did not have any material assets or liabilities prior to the consummation of the Conversion. The information presented in this Form 10-QSB therefore relates solely to the business conducted by the Bank.

                              COMMUNITY FIRST BANK

                             Madisonville, Kentucky

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Statements of Condition as of March 31, 2003
         and December 31, 2002 (Unaudited)                                     3
Statements of Income - (Unaudited) for the
         three months ended March 31, 2003 and 2002                            4
Statements of Cash Flows - (Unaudited) for the
         three months ended March 31, 2003 and 2002                            5
Notes to Financial Statements (Unaudited)                                      7

Item 2.  Management's Discussion and Analysis
                  or Plan of Operation                                         9

Item 3.  Controls and Procedures                                              12

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                                13

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures and Certifications                                                 14

ITEM 1.  FINANCIAL STATEMENTS


                              COMMUNITY FIRST BANK

                             STATEMENTS OF CONDITION
                                   (Unaudited)

                                                        March 31,    December 31,
                                                          2003            2002
                                                     ------------    ------------
                                 Assets
Cash and cash equivalents:
    Cash and due from banks                          $    730,630    $    733,126
    Interest-bearing deposits in other banks              534,300            --
    Time deposits                                          25,000          25,000
                                                     ------------    ------------
        Total cash and cash equivalents                 1,289,930         758,126
Investment securities held-to-maturity                  1,889,606       1,901,750
Loans, net of unearned interest                        27,866,040      25,815,638
Allowance for loan losses                                (124,282)       (105,868)
Accrued interest receivable                               141,047         135,220
Premises and equipment, net                               766,208         772,662
Foreclosed real estate                                       --            17,000
Stock in Federal Home Loan Bank, at cost                  640,300         634,100
Other assets                                               65,033          56,197
                                                     ------------    ------------

        Total assets                                 $ 32,533,883    $ 29,967,825
                                                     ============    ============

                         Liabilities and Equity
Liabilities:
    Deposits                                         $ 30,634,314    $ 28,128,252
    Accrued interest payable and other liabilities
                                                           92,517          90,707
                                                     ------------    ------------

        Total liabilities                              30,726,831      28,218,959
                                                     ------------    ------------

Commitments and contingencies                                  --              --
                                                     ------------    ------------

Association equity:
    Retained earnings - substantially
      restricted                                        1,807,052       1,748,866
                                                     ------------    ------------

        Total equity                                    1,807,052       1,748,866
                                                     ------------    ------------

        Total liabilities and equity                 $ 32,533,883    $ 29,967,825
                                                     ============    ============

                       See notes to financial statements.

                              COMMUNITY FIRST BANK

                              STATEMENTS OF INCOME

               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                  ---------------------
                                                     2003        2002
                                                  ---------   ---------
Interest income:
    Interest and fees on loans                    $ 483,545   $ 397,857
    Interest on investment securities                28,811      53,635
    Federal Home Loan Bank dividends                  6,254          --
                                                  ---------   ---------

        Total interest income                       518,610     451,492
                                                  ---------   ---------

Interest expense:
    Interest on deposits                            194,862     246,130
    Interest on Federal Home Loan Bank advances       2,424       5,225
    Interest on other borrowings                         --          --
                                                  ---------   ---------

        Total interest expense                      197,286     251,355
                                                  ---------   ---------

        Net interest income                         321,324     200,137

    Provision for loan losses                        19,000       2,200
                                                  ---------   ---------

        Net interest income after provision for
            loan losses                             302,324     197,937
                                                  ---------   ---------

Other income:
    Service charges and fees                         33,414      24,726
    Loss on sale of fixed assets                         --      (3,600)
    Insurance commissions and premiums                1,866       2,208
    Other income                                      7,838      15,463
                                                  ---------   ---------
                                                     43,118      38,797
                                                  ---------   ---------
Other expenses:
    Compensation and benefits                       119,455     110,614
    Directors fees                                   10,800      10,800
    Occupancy expense                                31,374      23,214
    Insurance premiums                                5,628       2,397
    Data processing                                  39,383      37,587
    Advertising                                      18,055      16,382
    Office supplies and postage                      14,360       8,729
    Payroll and other taxes                          17,133       7,746
    Professional fees                                 7,236       9,932
    Other operating expenses                         23,832      23,041
                                                  ---------   ---------
                                                    287,256     250,442
                                                  ---------   ---------

Income (loss) before income taxes                    58,186     (13,708)
Income tax expense                                       --          --
                                                  ---------   ---------

Net income (loss)                                 $  58,186   $ (13,708)
                                                  =========   =========

                       See notes to financial statements.

                              COMMUNITY FIRST BANK

                            STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             --------------------------
                                                                 2003           2002
                                                             -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                        $    58,186    $   (13,708)
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
        FHLB stock dividend                                       (6,200)        (6,700)
        Provision for loan losses                                 19,000          2,200
        Depreciation, amortization and accretion                  12,000          8,764
        Loss on sale of fixed assets                                  --          3,600
        Loss on sale of foreclosed assets                             --             20
        Change in assets and liabilities:
            Accrued interest receivable and other assets         (14,664)       (20,939)
            Accrued interest payable and other liabilities         1,810        (18,974)
                                                             -----------    -----------
                Net cash provided (used) by
                  operating activities                            70,132        (45,737)
                                                             -----------    -----------
Cash flows from investing activities:
    Net increase in loans                                     (2,050,988)       113,611
    Proceeds from maturities/calls of held-to-maturity
      securities                                                  12,144        774,348
    Proceeds from sale of foreclosed assets                           --          1,680
    Purchases of premises and equipment                           (5,546)      (100,725)
                                                             -----------    -----------
                Net cash provided (used) by
                  investing activities                        (2,044,390)       788,914
                                                             -----------    -----------
Cash flows from financing activities:
    Net increase in deposits                                   2,506,062        976,714
    Payments on short-term borrowings                         (1,000,000)    (1,000,000)
    Proceeds from short-term borrowings                        1,000,000      1,000,000
                                                             -----------    -----------
                Net cash provided by financing activities      2,506,062        976,714
                                                             -----------    -----------

Net increase in cash and cash equivalents                        531,804      1,719,891
Cash and cash equivalents, beginning of period                   758,126      2,306,937
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $ 1,289,930    $ 4,026,828
                                                             ===========    ===========

                       See notes to financial statements.

                              COMMUNITY FIRST BANK

               For the three months ended March 31, 2003 and 2002
                                   (Unaudited)



                                                            Three Months Ended
                                                                March 31,
                                                        ----------------------
                                                           2003         2002
                                                        ----------  ----------
Supplemental Disclosures:
Cash paid for interest                                  $  196,695  $  319,566
                                                        ==========  ==========

Noncash Transactions:
Federal Home Loan Bank Stock dividend received          $    6,200  $    6,700
                                                        ==========  ==========
Loans transferred to foreclosed real estate             $       --  $    7,400
                                                        ==========  ==========
Loans to facilitate the sale of foreclosed real estate  $       --  $   15,300
                                                        ==========  ==========


                       See notes to financial statements.

                             COMMUNITY FIRST BANK

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       COMMUNITY FIRST BANCORP, INC.

         Community First Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Maryland for the purpose of becoming the holding company of Community First Bank (the "Bank") in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. On May 23, 2003, the Company commenced a subscription offering of its shares in connection with the Bank's conversion. The Company's offering and the Bank's conversion closed on June 26, 2003. A total of 277,725 shares were sold at $10.00 per share. Prior to consummation of the conversion, the Company had no assets or liabilities, and as of March 31, 2003, no shares had been issued.

2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statement of financial condition, statement of income and statement of cash flows in conformity with generally accepted accounting principles. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statement of income for periods presented is not necessarily indicative of the results which may be expected for the entire year.

3.       EARNINGS PER SHARE

         As of March 31, 2003, neither the Company nor the Bank had any shares of common stock outstanding. As such the statements of income do not disclose earnings per share as would otherwise be required.

4.       PLAN OF CONVERSION

         On March 13, 2003, the Board of Directors of the Bank, subject to regulatory approval, adopted a proposed Plan of Conversion (the "Plan") to convert from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank will become a wholly owned subsidiary of a concurrently formed holding company. The Plan provides that the holding company will offer nontransferable subscription rights to purchase common stock of the holding company. The rights will be offered first to eligible account holders, the tax-qualified employee stock benefit plans, supplemental eligible account holders and other members. Any shares remaining may then be offered to the general public.

         The Plan provides for the establishment, upon completion of the conversion, of a special "liquidation account" in an amount equal to the Bank's net worth as of the date of conversion. This account is for the benefit of eligible account holders and supplemental eligible account holders in the event of liquidation of the Bank. The interest as to each deposit account will be in the same proportion of the total liquidation account as the balance of the deposit account on the qualifying dates was to the aggregate balance of all deposit account of eligible account holders and supplemental account holders on the qualifying dates. The liquidation account will be reduced in a proportionate amount if the amount in any deposit account on any annual closing date is less than it was on the respective qualifying dates. The liquidation account will not be increased despite any increase in a deposit account after the respective qualifying dates.

         The regulations of the OTS prohibit the Bank from declaring or paying a cash dividend if the effect thereof would cause the Bank's regulatory capital to be reduced below either the amount required for the liquidation account or the federal regulatory capital requirements.

         Costs associated with the conversion will be deferred and deducted from the proceeds of the stock offering. If, for any reason, the offering is not successful, the deferred costs will be charged to operations. As of March 31, 2003, there was $20,900 of costs associated with the conversion that have been deferred.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Bank.

FORWARD-LOOKING STATEMENTS

When used in this  discussion  and  elsewhere in this  Quarterly  Report on Form
10-QSB, the words or phrases "will likely result," "are expected to," will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected. The Bank does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

Net Income. Net income for the quarter ended March 31, 2003 was $58,000 compared to a net loss of $14,000 for the same period last year. The Bank's net income for the first three months of fiscal year 2003 reflects management's ongoing efforts to restore the Bank to profitability.

Net Interest Income. Net interest income increased $122,000 or 61.0% to $322,000 for the three months ended March 31, 2003 compared to $200,000 for the three months ended March 31, 2002. This increase reflects a shift in interest-earning assets into higher-yielding loans. During the three months ended March 31, 2003, net loans averaged $27.6 million for the period as compared to $22.1 million during the first three months of fiscal year 2002. While interest rates decreased during this period, interest income increased by $68,000 primarily due to higher outstanding loan balances. Net interest income also benefitted from reduced deposit costs in the lower interest rate environment as higher costing certificates of deposit matured. Accordingly, interest expense decreased by $54,000. The Bank's interest rate spread increased to 4.23% for the three months ended March 31, 2003 compared to 3.43% for the three months ended March 31, 2002. Net interest margin increased to 4.24% for the 2003 period compared to 2.76% for the 2002 period.

Provision for Loan Losses. The provision for loan losses was $19,000 and $6,000 for the quarters ended March 31, 2003 and 2002, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At March 31, 2003, the Bank's allowance for loan losses was $124,000 or 0.45% of the gross loan portfolio.

Other Income. Other income was $43,000 and $42,000 for the quarters ended March 31, 2003 and 2002, respectively. The increase for the most recent quarter of $1,000 or 2.4% is reflective of management's ongoing efforts to enhance fee income.

Other Expenses. Other expenses were $288,000 and $250,000 for the quarters ended March 31, 2003 and 2002, respectively. The increase for the quarter of $38,000 or 15.2% was due primarily to higher occupancy and compensation expense.

Income Tax Expense. The Bank did not record federal income tax expense for either period. The Bank provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Bank, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings and other factors, the Bank determined in 2002 that it was appropriate to establish a valuation allowance for its net deferred tax assets. At March 31, 2003, the Bank had $10,000 in net deferred tax assets which were reserved through the recording of valuation allowances. When the Bank determines that some or all of net deferred tax assets will be realizable, the corresponding deferred tax valuation allowance will be reduced accordingly.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

The Bank's total assets as of March 31, 2003 were $32.5 million, an increase of $2.6 million from December 31, 2002's level of $30.0 million. The increase was due to growth in the loan portfolio. Net loans receivable increased by $2.0 million, or 7.8%, which reflected our continued marketing efforts. Liabilities increased by $2.5 million, or 8.89%, to $30.7 million due primarily to a $2.5 million, or 8.9%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The $58,000 increase in equity reflected our earnings for the period. At March 31, 2003, the Bank was in compliance with all applicable regulatory capital requirements with tangible and core capital equal to 5.55% of adjusted total assets and total risk-based capital equal to 10.53% of risk-weighted assets.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                    March 31,       December 31,
                                                      2003             2002
                                                      ---              ---
                                                          (In thousands)

    Restructured loans                                $ --             $ --
    Non-accrual loans                                   --               53
    Accruing loans past due 90 days or more             29               33
                                                      ----             ----

    Total non-performing loans                          29               86

    Foreclosed assets                                   --               --
                                                      ----             ----
    Total non-performing assets                       $ 29             $ 86
                                                      ====             ====

At March 31, 2003, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                         Three Months Ended March 31,
                                        -------------------------------
                                          2003                  2002
                                        ---------             ---------

Balance, beginning of period            $ 105,868             $ 105,000
Loans charged off                          (1,031)               (8,933)
Loan recoveries                               445                 8,161
                                        ---------             ---------
     Net charge-offs                         (586)                 (772)

Provision for loan losses                  19,000                 2,200
                                        ---------             ---------

Balance, end of period                  $ 124,282             $ 106,428
                                        =========             =========

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no operating business and does not have material funding needs. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

The Bank's sources of funds for lending activities and operations are deposits from its primary market area, advances from the FHLB of Cincinnati, principal and interest payments on loans, interest received on other investments and
federal  funds  purchased.   Its  principal  funding  commitments  are  for  the
origination of loans, the payment of maturing deposits, and principal and interest payments on advances from the FHLB. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of March 31, 2003, totaled $1.3 million compared to $4.0 million at March 31, 2002. The Bank's cash flows were provided mainly by financing activities, including $2.5 million from net deposit increases. Operating activities provided $70,132 in cash for the three months ended March 31, 2003 compared to $45,737 used in cash for the three months ended March 31, 2002. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $2.1 million.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6.0% and 10.0% respectively. At March 31, 2003, the Bank satisfied the capital requirements for classification as well capitalized under OTS regulations.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) under the Exchange Act) as of a date within 90 days of the date of filing of this Form 10-QSB. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation described above.

Part II

                                OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
        ---------------------

         (d) On May 14, 2003, the Securities and Exchange Commission declared the registrant's Registration Statement on Form SB-2 (Commission File No. 333-104226) effective. The Registration Statement covered the sale by the registrant of up to 277,725 shares of its common stock, $.01 par value, in connection with the conversion to stock form of Community First Bank, Madisonville, Kentucky (the "Bank"). The offering was commenced on May 23, 2003 and terminated on June 17, 2003 subject to approval of the conversion by the Bank's members at a special meeting held on June 23, 2003. The conversion was completed on June 26, 2003 with 277,725 shares sold at $10.00 per share for aggregate proceeds of $2,777,250. The registrant estimates that it incurred approximately $285,000 in expenses in the offering (including approximately $100,000 in fees and reimbursable expenses paid to Keefe, Bruyette & Woods, Inc. for its services as marketing agent) for estimated net proceeds of approximately $2.5 million. The registrant used approximately 95% of the net proceeds to acquire all of the shares of capital stock to be issued by the Bank in connection with the conversion and retained the remainder of the proceeds for ongoing expenses. All payments of proceeds or expenses were made to persons other than directors, officers, general partners of the registrant or their associates, persons owning 10% or more of any class of securities of the registrant or affiliates of the registrant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)      The  following   exhibits  are  either  being  filed  with  or
                  incorporated by reference in this quarterly report on Form 10-QSB:

         Number   Description
         ------   -----------
         3.1      Articles of Incorporation *
         3.2      Bylaws *
         4        Form of Common Stock Certificate *
        10.1      Employment Agreement with William M. Tandy *
        99.1      Certification under Section 906 of
                     Sarbanes-Oxley Act of 2002

         -----------------
         *Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226).



         (b) During the quarter ended March 31, 2003, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY FIRST BANCORP, INC.


Date: June 30, 2003                 /s/William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: June 30, 2003                 /s/Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)

                                  CERTIFICATION

     I, William M. Tandy, Chief Executive Officer of Community First Bancorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Community First Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003                 /s/William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy
                                    Chief Executive Officer

                                  CERTIFICATION

     I, Michael D. Wortham, Chief Financial Officer of Community First Bancorp, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Community First Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  Any  fraud,  whether  or  not  material,   that  involves
management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003                 /s/Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham
                                    Chief Financial Officer

                                                                    Exhibit 99.1


                  CERTIFICATION PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


         The undersigned executive officers of the Registrant hereby certify to the best of their knowledge that this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



Date: June 30, 2003                 /s/William M. Tandy
                                    --------------------------------------------
                                    Name: William M. Tandy
                                    Title:Chief Executive Officer




Date: June 30, 2003                 /s/Michael D. Wortham
                                    --------------------------------------------
                                    Name: Michael D. Wortham
                                    Title:Chief Financial
                                             Officer