Form 10QSB
period 2003-06-30
COMMUNITY FIRST BANCORP INC
filed 2003-08-14
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________

                         Commission File Number 0-50322

                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


             MARYLAND                                          36-4526348
-------------------------------                           ----------------------
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


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  __   No __X__

     As of June 30, 2003, there were 277,725 shares of the Registrant's common stock, par value $.01 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one):
     Yes __ No __X__

                          COMMUNITY FIRST BANCORP, INC.

                             MADISONVILLE, KENTUCKY

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
------
Item 1.  Financial Statements

         Consolidated Statements of Condition as of June 30, 2003
              (unaudited) and  December 31, 2002                               3
         Consolidated  Statements  of Operations - (Unaudited)
              for the three and six months ended June 30, 2003 and 2002        4
         Consolidated Statements of Cash Flows - (Unaudited) for the
              six months ended June 30, 2003 and 2002                          5
         Notes to Consolidated Financial Statements (Unaudited)                7

Item 2.  Management's Discussion and Analysis or Plan of Operation             9

Item 3.  Controls and Procedures                                              12

PART II. OTHER INFORMATION
-------

Item 6.  Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

ITEM 1.  FINANCIAL STATEMENTS

                          COMMUNITY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                            JUNE 30,      DECEMBER 31,
                                                             2003            2002
                                                         ------------    ------------
                                                          (UNAUDITED)
                   ASSETS

Cash and cash equivalents:
    Cash and due from banks                              $    185,488    $    733,126
    Time deposits                                              25,000          25,000
                                                         ------------    ------------
        Total cash and cash equivalents                       210,488         758,126
Securities, held-to-maturity                                1,461,835       1,901,750
Securities, available-for-sale, at fair value               2,008,935              --
Loans, net of unearned interest                            29,819,225      25,815,638
Allowance for loan losses                                    (137,179)       (105,868)
Accrued interest receivable                                   147,238         135,220
Premises and equipment, net                                 1,191,992         772,662
Stock in Federal Home Loan Bank, at cost                      646,600         634,100
Deferred tax assets, net                                       55,368              --
Other assets                                                  116,335          56,197
                                                         ------------    ------------
        Total assets                                     $ 35,520,592    $ 29,967,825
                                                         ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                             $ 30,528,116    $ 28,128,252
    Advances from Federal Home Loan Bank                      500,000              --
    Accrued interest payable and other liabilities            104,639          90,707
                                                         ------------    ------------
        Total liabilities                                  31,132,755      28,218,959
                                                         ------------    ------------

Commitments and contingencies                                      --              --
                                                         ------------    ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                  --              --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      277,725 and no shares at June 30, 2003
      and December 31, 2002, respectively                       2,777              --
    Additional paid-in capital                              2,512,788              --
    Retained earnings - substantially
      restricted                                            1,875,680       1,748,866
    Accumulated other comprehensive income                     (3,408)             --
                                                         ------------    ------------
        Total stockholders' equity                          4,387,837       1,748,866
                                                         ------------    ------------
        Total liabilities and stockholders' equity
                                                         $ 32,520,592    $ 29,967,825
                                                         ============    ============

                 See notes to consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                        JUNE 30,                   JUNE 30,
                                -----------------------    -----------------------
                                  2003          2002          2003         2002
                                ----------   ----------    ----------   ----------
Interest income:
  Interest and fees on loans    $  505,799   $  418,257    $  989,344   $  834,904
  Interest on investment
    securities                      25,429       45,257        54,240       98,892
  Federal Home Loan Bank
    dividends                        6,386        9,493        12,640       16,213
  Other interest income                 --          951            --          951
                                ----------   ----------    ----------   ----------
      Total interest income        537,614      473,958     1,056,224      950,960
                                ----------   ----------    ----------   ----------

Interest expense:
  Interest on deposits             213,360      244,110       408,222      490,229
  Interest on Federal Home
    Loan Bank advances               2,306        3,705         4,730        8,930
  Interest on other
    borrowings                          --          568            --          568
                                ----------   ----------    ----------   ----------
      Total interest expense       215,666      248,383       412,952      499,727
                                ----------   ----------    ----------   ----------

      Net interest income          321,948      225,575       643,272      451,233

  Provision for loan losses         13,000         --          32,000        2,200
                                ----------   ----------    ----------   ----------
      Net interest income
        after provision for
        loan losses                308,948      225,575       611,272      449,033
                                ----------   ----------    ----------   ----------

Other income:
  Service charges and fees          28,964       14,289        62,378       22,585
  Loss on sale of fixed
    assets                              --           --            --       (3,600)
  Loss on sale of foreclosed
    assets                              --       (3,762)           --       (3,762)
  Insurance commissions and
    premiums                           778          836         2,644        3,044
  Other income                       2,913        1,683        10,751        9,566
                                ----------   ----------    ----------   ----------
                                    32,655       13,046        75,773       27,833
                                ----------   ----------    ----------   ----------
Other expenses:
  Compensation and benefits        134,195      105,415       253,650      213,668
  Directors fees                    10,800       10,800        21,600       21,600
  Occupancy expense                 39,185       32,108        70,559       61,558
  Insurance premiums                 6,291        5,493        11,919       11,031
  Data processing                   49,858       40,528        89,241       78,115
  Advertising                       19,343       15,649        37,398       32,031
  Office supplies and postage       14,862       12,923        29,222       23,344
  Payroll and other taxes           18,451       15,080        35,584       30,322
  Professional fees                 10,219        6,574        17,455       12,689
  Other operating expenses          25,139        6,202        48,971       18,367
                                ----------   ----------    ----------   ----------
                                   328,343      250,772       615,599      502,725
                                ----------   ----------    ----------   ----------
Income (loss) before income
  taxes                             13,260      (12,151)       71,446      (25,859)
Income tax benefit                  55,368           --        55,368           --
                                ----------   ----------    ----------   ----------
Net income (loss)               $   68,628   $  (12,151)   $  126,814   $  (25,859)
                                ==========   ==========    ==========   ==========
Basic earnings per share        $     0.25          N/A    $     0.46          N/A
                                ==========   ==========    ==========   ==========

                 See notes to consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                             --------------------------
                                                                 2003          2002
                                                             -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                        $   126,814    $   (25,859)
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operating activities:
        FHLB stock dividend                                      (12,500)       (13,900)
        Provision for loan losses                                 32,000          2,200
        Depreciation, amortization and accretion                  27,800         19,653
        Loss on sale of fixed assets                                  --          3,600
        Loss on sale of foreclosed assets                             --          3,762
        Deferred income tax benefit                              (55,368)            --
        Change in assets and liabilities:
            Accrued interest receivable and other assets         (70,155)         6,648
            Accrued interest payable and other liabilities        13,932          3,056
                                                             -----------    -----------

                Net cash provided (used) by
                  operating activities                            62,523           (840)
                                                             -----------    -----------

Cash flows from investing activities:
    Net increase in loans                                     (4,004,276)      (419,987)
    Proceeds from maturities/calls of held-to-maturity
       securities                                                439,914        789,243
    Proceeds from maturities/calls of available-for-
       sale securities                                                --        350,000
    Purchases of held-to-maturity securities                          --       (500,000)
    Purchases of available-for-sale securities                (2,014,098)            --
    Proceeds from sale of foreclosed assets                           --          5,338
    Purchases of premises and equipment                         (447,130)      (272,846)
                                                             -----------    -----------

                Net cash used by investing
                  activities                                  (6,025,590)       (48,252)
                                                             -----------    -----------

Cash flows from financing activities:
    Net increase in deposits                                   2,399,864        501,482
    Payments on short-term borrowings                         (1,500,000)    (1,000,000)
    Proceeds from short-term borrowings                        2,000,000      1,000,000
    Net proceeds from issuance of common stock                 2,515,565             --
                                                             -----------    -----------

                Net cash provided by financing activities      5,415,429        501,482
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents            (547,638)       452,390
Cash and cash equivalents, beginning of period                   758,126      2,306,937
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $   210,488    $ 2,759,327
                                                             ===========    ===========

                 See notes to consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                               JUNE 30,
                                                         --------------------
                                                           2003         2002
                                                         --------    --------
SUPPLEMENTAL DISCLOSURES:

Cash paid for interest                                   $413,489    $569,180
                                                         ========    ========

NONCASH TRANSACTIONS:
Federal Home Loan Bank Stock dividend received           $ 12,500    $ 13,900
                                                         ========    ========
Loans transferred to foreclosed real estate              $     --    $  7,400
                                                         ========    ========
Loans to facilitate the sale of foreclosed real estate   $     --    $ 15,300
                                                         ========    ========
Decrease in unrealized gain on securities
    available-for-sale                                   $ (5,163)         --
                                                         ========    ========

                 See notes to consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   COMMUNITY FIRST BANCORP, INC.

     In March 2003, Community First Bancorp, Inc. (the "Company") was incorporated to facilitate the conversion of Community First Bank (the "Bank") from a mutual savings bank to a stock savings bank (the "Conversion"). In connection with the Conversion, the Company offered its common stock to the depositors and borrowers of the Bank as of specified dates. The Conversion was consummated on June 26, 2003, at which time the Company became the holding company for the Bank and issued shares of its stock to the general public.

     The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on April 1, 2003, which as amended, was declared effective by the SEC on May 14, 2003. The Bank filed a Form AC with the Office of Thrift Supervision (the "OTS") on April 2, 2003, which as amended, along with related offering and proxy materials, was conditionally approved by the OTS on May 14, 2003. The Company also filed an Application H-(e)1-S with the OTS on April 2, 2003, which was conditionally approved by the OTS on May 14, 2003. The members of the Bank approved the Plan of Conversion at a special meeting held on June 23, 2003, and the subscription offering closed on June 17, 2003.

     On June 26, 2003, the Company became the holding company for the Bank upon the consummation of the Conversion. The Conversion was accomplished through the sale and issuance by the Company of 277,725 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $2,515,565. Costs associated with the Conversion were deducted from the proceeds from the sale of the common stock and totaled $261,685.

2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statement of cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments (all of which are of a normal recurring nature) which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

     The unaudited consolidated financial statements include the accounts of the Company and the Bank for the periods presented in 2003 and the accounts of the Bank for the periods presented in 2002. All material intercompany balances and transactions have been eliminated in consolidation.

3.   EARNINGS PER SHARE

     Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common share were computed by dividing net income by the number of shares of common stock issued in the Bank's conversion to stock form as if such shares had been outstanding for the entire period. Diluted earnings per share is not presented since the Company did not have any outstanding common stock equivalents.

     The  following  data show the amounts used in computing  earnings per share
     (EPS).

                                                             JUNE 30,
                                                               2003
                                                             --------

             Net income                                      $126,814

             Weighted average number of common
             shares used in basic EPS                         277,725
                                                             ========

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.

FORWARD-LOOKING STATEMENTS

When used in this  discussion  and  elsewhere in this  Quarterly  Report on Form
10-QSB, the words or phrases "will likely result," "are expected to," will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Company's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

NET INCOME. Net income for the quarter ended June 30, 2003 was $68,600 compared to a net loss of $12,200 for the same period last year. Net income for the six months ended June 30, 2003 was $126,800 compared to a net loss of $25,900 for the six months ended June 30, 2002. The Company's net income for the three and six months ended June 30, 2003 reflects management's ongoing efforts to restore the Bank to profitability.

NET INTEREST INCOME. Net interest income increased $96,300 or 42.7% to $321,900 for the three months ended June 30, 2003 compared to $225,600 for the three months ended June 30, 2002. Year-to-date net interest income was $643,300 compared to $451,200 for the six months ended June 30, 2002, an increase of $192,100, or 42.6%. The increase in net interest income during the 2003 periods was attributable to increased interest income and a reduction in interest expense. Interest income for the three and six months ended June 30, 2003 was $537,600 and $1,056,200, respectively, an increase of $63,600 and $105,300 over the prior year. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. During the six months ended June 30, 2003, net loans averaged $28.1 million for the period as compared to $22.3 million during the first six months of fiscal year 2002. While interest rates decreased during this period, interest income increased by $105,300 primarily due to higher outstanding loan balances. Net interest income also benefitted from reduced deposit costs in the lower interest rate environment as higher costing certificates of deposit matured. Accordingly, interest expense decreased by $32,700 and $86,800, respectively, for the three and six months ended June 30, 2003 as compared to the prior year periods. The Bank's interest rate spread increased to 3.87% for the six months ended June 30, 2003 compared to 3.58% for the six months ended June 30, 2002. Net interest margin increased to 3.85% for the 2003 period compared to 3.37% for the 2002 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $13,000 and $32,000 for the three and six months ended June 30, 2003, respectively, compared to $0 and $2,200 for the three and six months ended June 30, 2002, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At June 30, 2003, the Bank's allowance for loan losses was $137,200 or 0.50% of the gross loan portfolio.

OTHER INCOME. Other income was $32,700 and $13,000 for the quarters ended June 30, 2003 and 2002, respectively, and $75,800 and $27,800 for the six months ended June 30, 2003 and 2002, respectively. The increase in other income for the most recent periods is reflective of management's ongoing efforts to enhance fee income.

OTHER EXPENSES. Other expenses were $328,300 and $250,800 for the quarters ended June 30, 2003 and 2002, respectively, and $615,600 and $502,700 for the six months ended June 30, 2003 and 2002, respectively. The increase for the most recent periods was due primarily to higher occupancy and compensation expense.

INCOME TAX BENEFIT. The Bank recorded an income tax benefit of $55,400 for the three- and six-month periods ended June 30, 2003, compared to no income tax benefit or expense for the three- and six-month periods ended June 30, 2002. The Bank provides for both the current and deferred tax effects of the transactions reported in its financial statements and establishes deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Bank, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings and other factors, the Bank determined in 2002 that it was appropriate to establish a valuation allowance for its net deferred tax assets. During the quarter ended June 30, 2003, the Bank determined that it was more likely then not that some or all of net deferred tax assets would be realizable. Accordingly, the corresponding deferred tax valuation allowance was reversed.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

The Company's total assets as of June 30, 2003 were $35.5 million, an increase of $5.5 million from December 31, 2002's level of $30.0 million. The increase was due to growth in the loan portfolio. Net loans receivable increased by $4.0 million, or 15.5%, which reflected our continued marketing efforts. The Company's investment securities also increased by $1.6 million, or 82.5%, to $3.5 million at June 30, 2003. The Bank invested a portion of the proceeds from its stock conversion into investment securities.

Liabilities increased by $2.9 million, or 10.3%, to $31.1 million due primarily to a $2.4 million, or 8.5%, increase in deposits as the Bank continued to attract deposits locally at favorable rates.

Stockholders' equity increased to $4.4 million at June 30, 2003 from $1.75 million at December 31, 2002. The increase in stockholders' equity principally reflects the Company's sale of 277,725 shares of common stock, at $10 per share, as part of the Bank's conversion to stock form. Stockholders' equity also benefitted from $126,800 in earnings during the period.

At June 30, 2003, the Bank was in compliance with all applicable regulatory capital requirements with tangible and core capital equal to 11.96% of adjusted total assets and total risk-based capital equal to 21.96% of risk-weighted assets.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                               JUNE 30,     DECEMBER 31,
                                                                2003           2002
                                                               -------      -----------
                                                                 (IN THOUSANDS)
Restructured loans                                             $  --          $  --
Non-accrual loans                                                 --             --
Accruing loans past due 90 days or more                           28             29
                                                               -----          -----

    Total non-performing loans                                    28             29

Foreclosed assets                                                 --             --
                                                               -----          -----

    Total non-performing assets                                $  28          $  29
                                                               =====          =====

At June 30, 2003, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                      2003              2002
                                                    ---------         ---------

Balance, beginning of period                        $ 105,868         $ 105,000
Loans charged off                                      (1,584)          (19,389)
Loan recoveries                                           895            11,297
                                                    ---------         ---------
     Net charge-offs                                     (689)           (8,092)

Provision for loan losses                              32,000             2,200
                                                    ---------         ---------

Balance, end of period                              $ 137,179         $  99,108
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

Cash and cash equivalents (cash due from banks, interest-bearing deposits in other financial institutions, and federal funds sold), as of June 30, 2003, totaled $210,500 compared to $2.8 million at June 30, 2002. The Bank's cash flows were provided mainly by financing activities, including $2.4 million from net deposit increases and $2.5 million in net proceeds from the stock conversion. Operating activities provided $62,500 in cash for the six months ended June 30, 2003 compared to $800 used in cash for the six months ended June 30, 2002. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $4.0 million.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. At June 30, 2003, the Bank satisfied the capital requirements for classification as well capitalized under OTS regulations.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

         NUMBER   DESCRIPTION
         ------   -----------

         3.1      Articles of Incorporation *
         3.2      Bylaws *
         4        Form of Common Stock Certificate *
         10.1     Employment Agreement with William M. Tandy *
         31.1     Section 302 Certification of Chief Executive Officer
         31.2     Section 302 Certification of Chief Financial Officer
         32       Section 1350 Certification
         _______________
         *Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226).


     (b) During the quarter ended June 30, 2003, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMUNITY FIRST BANCORP, INC.

Date: 8-13-03                       /s/ William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)



Date: 8-13-03                       /s/ Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)