Form 10QSB
period 2003-09-30
COMMUNITY FIRST BANCORP INC
filed 2003-11-14
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________


                         Commission File Number 0-50322


                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


             MARYLAND                                           36-4526348
-------------------------------                             --------------------
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

          As  of  September  30,  2003,   there  were  277,725   shares  of  the
Registrant's common stock, par value $.01 per share, outstanding.

          Transitional Small Business Issuer Disclosure Format (check one):
          Yes      No  X
              ---     ---

                          COMMUNITY FIRST BANCORP, INC.

                             MADISONVILLE, KENTUCKY

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
----

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2003
             (unaudited) and December 31, 2002 3 Consolidated Statements of Operations - (Unaudited) for the three and nine months
             ended September 30, 2003 and 2002                               4
         Consolidated Statements of Cash Flows - (Unaudited) for the
             nine months ended September 30, 2003 and 2002                   5
         Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 2003 and 2002           7
         Notes to Consolidated Financial Statements (Unaudited)              8

Item 2.  Management's Discussion and Analysis of Financial Condition         10
             and Results of Operation

Item 3.  Controls and Procedures                                             15

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

ITEM 1.  FINANCIAL STATEMENTS

                          COMMUNITY FIRST BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2003            2002
                                                         ------------    ------------
                                                         (UNAUDITED)
           ASSETS
Cash and cash equivalents:
    Cash and due from banks                              $    708,049    $    733,126
    Interest-bearing deposits with banks                       25,000          25,000
                                                         ------------    ------------
        Total cash and cash equivalents                       733,049         758,126
Securities, held-to-maturity                                1,447,808       1,901,750
Securities, available-for-sale, at fair value               1,985,157            --
Loans, net of unearned interest                            32,415,632      25,815,638
Allowance for loan losses                                    (151,277)       (105,868)
Accrued interest receivable                                   162,407         135,220
Premises and equipment, net                                 1,497,638         772,662
Stock in Federal Home Loan Bank, at cost                      653,100         634,100
Deferred tax assets, net                                       59,504            --
Other assets                                                  130,562          56,197
                                                         ------------    ------------
        Total assets                                     $ 38,933,580    $ 29,967,825
                                                         ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                             $ 32,356,205    $ 28,128,252
    Advances from Federal Home Loan Bank                    2,000,000            --
    Accrued interest payable and other liabilities
                                                              240,878          90,707
                                                         ------------    ------------
        Total liabilities                                  34,597,083      28,218,959
                                                         ------------    ------------

Commitments and contingencies                                    --              --
                                                         ------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                --              --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      277,725 and no shares at September 30,
      2003 and December 31, 2002, respectively                  2,777            --
    Additional paid-in capital                              2,466,428            --
    Retained earnings - substantially
      restricted                                            1,885,469       1,748,866
    Accumulated other comprehensive income                    (18,177)           --
                                                         ------------    ------------

        Total stockholders' equity                          4,336,497       1,748,866
                                                         ------------    ------------
        Total liabilities and stockholders' equity
                                                         $ 38,933,580    $ 29,967,825
                                                         ============    ============

                 See notes to consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                  -------------------------    --------------------------
                                     2003          2002           2003           2002
                                  -----------   -----------    -----------    -----------
Interest income:
  Interest and fees on loans      $   524,321   $   426,390    $ 1,513,665    $ 1,261,294
  Interest on investment               31,517        40,944         85,757        139,836
    securities
  Federal Home Loan Bank                6,519         7,596         19,159         23,809
    dividends
  Other interest income                  --           2,670           --            3,621
                                  -----------   -----------    -----------    -----------
      Total interest income           562,357       477,600      1,618,581      1,428,560
                                  -----------   -----------    -----------    -----------

Interest expense:
  Interest on deposits                206,717       239,573        614,939        729,802
  Interest on Federal Home              2,943         2,100          7,673         11,030
    Loan Bank advances
  Interest on other                      --            --             --              568
    borrowings
                                  -----------   -----------    -----------    -----------
      Total interest expense          209,660       241,673        622,612        741,400
                                  -----------   -----------    -----------    -----------

      Net interest income             352,697       235,927        995,969        687,160

  Provision for loan losses            18,000         3,500         50,000          5,700
                                  -----------   -----------    -----------    -----------
      Net interest income
        after provision for
          loan losses                 334,697       232,427        945,969        681,460
                                  -----------   -----------    -----------    -----------

Other income:
  Service charges and fees             37,865        16,752        100,243         39,337
  Loss on sale of fixed                  --            --             --           (3,600)
    assets
  Loss on sale of foreclosed             --            (701)          --           (4,463)
    assets
  Insurance commissions and               940           994          3,584          4,038
    premiums
  Other income                          3,332         1,658         14,083         11,224
                                  -----------   -----------    -----------    -----------
                                       42,137        18,703        117,910         46,536
                                  -----------   -----------    -----------    -----------
Other expenses:
  Compensation and benefits           144,363       112,157        398,013        325,825
  Directors fees                       10,800        10,800         32,400         32,400
  Occupancy expense                    50,483        32,756        121,042         94,313
  Insurance premiums                    8,422         5,548         20,341         16,579
  Data processing                      45,989        39,861        135,230        117,976
  Advertising                          23,258        14,593         60,656         46,624
  Office supplies and postage          21,518        13,873         50,740         37,217
  Payroll and other taxes              18,112        15,001         53,696         45,323
  Professional fees                    11,572         6,928         29,027         19,618
  Other operating expenses             26,596        16,364         75,567         34,731
                                  -----------   -----------    -----------    -----------
                                      361,113       267,881        976,712        770,606
                                  -----------   -----------    -----------    -----------
Income (loss) before income            15,721       (16,751)        87,167        (42,610)
  taxes
Income tax expense (benefit)            5,933          --          (49,435)          --
                                  -----------   -----------    -----------    -----------
Net income (loss)                 $     9,788   $   (16,751)   $   136,602    $   (42,610)
                                  ===========   ===========    ===========    ===========
Basic earnings (loss) per share   $      0.04   $     (0.06)   $      0.49    $     (0.15)
                                  ===========   ===========    ===========    ===========

                 See notes to consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             --------------------------
                                                                2003           2002
                                                             -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                        $   136,602    $   (42,610)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        FHLB stock dividend                                      (19,000)       (21,300)
        Provision for loan losses                                 50,000          5,700
        Depreciation, amortization and accretion                  63,036         58,960
        Loss on sale of foreclosed assets                           --            3,700
        Deferred income tax benefit                              (50,140)        10,000
        Change in assets and liabilities:
            Accrued interest receivable and other assets        (101,552)       (16,679)
            Accrued interest payable and other liabilities       150,172         24,967
                                                             -----------    -----------

                Net cash provided by
                  operating activities                           229,118         22,738
                                                             -----------    -----------

Cash flows from investing activities:
    Net increase in loans                                     (6,604,585)    (1,267,163)
    Proceeds from maturities/calls of held-to-maturity           439,914      1,439,223
       securities
    Purchases of held-to-maturity securities                        --         (500,000)
    Purchases of available-for-sale securities                (2,014,098)          --
    Proceeds from sale of foreclosed assets                         --            5,338
    Purchases of premises and equipment                         (772,584)      (381,015)
                                                             -----------    -----------

                Net cash used in investing
                  activities                                  (8,951,353)      (703,617)
                                                             -----------    -----------

Cash flows from financing activities:
    Net increase in deposits                                   4,227,953      1,558,307
    Payments on short-term borrowings                               --       (1,000,000)
    Proceeds from short-term borrowings                        2,000,000           --
    Net proceeds from issuance of common stock                 2,469,205           --
                                                             -----------    -----------

                Net cash provided by financing activities      8,697,158        558,307
                                                             -----------    -----------

Net decrease in cash and cash equivalents                        (25,077)      (122,572)
Cash and cash equivalents, beginning of period                   758,126      2,306,937
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $   733,049    $ 2,184,365
                                                             ===========    ===========

                 See notes to consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             -------------------
                                                               2003       2002
                                                             --------   --------
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                       $622,612   $743,200
                                                             ========   ========

NON-CASH TRANSACTIONS:
Loans transferred to foreclosed real estate                      --     $  7,400
                                                             ========   ========
Loans to facilitate the sale of foreclosed real estate           --     $ 15,300
                                                             ========   ========

                 See notes to consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         2003           2002
                                                     -----------    -----------
Balance January 1                                    $ 1,748,866    $ 1,838,162
  Net income                                             136,602        (42,610)
  Issuance of common stock                             2,469,205           --
  Other comprehensive income (loss), net of tax          (18,176)          --
                                                     -----------    -----------
Balance at end of period                             $ 4,336,497    $ 1,795,552
                                                     ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

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

         On June 26, 2003, the Company  became the holding  company for the Bank upon the consummation of the Conversion. The Conversion was accomplished through the sale and issuance by the Company of 277,725 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $2,469,205. Costs associated with the Conversion were deducted from the proceeds from the sale of the common stock and totaled $308,045.

2.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature),which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The consolidated balance sheet of the company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the company as of that date.
         Certain information and note disclosures normally included in the company's annual financial statements prepared in accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Form 10-KSB annual report for 2002 filed with the Securities and Exchange Commission. The statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

         The unaudited consolidated financial statements include the accounts of the Company and the Bank for the periods presented in 2003 and the accounts of the Bank for the periods presented in 2002. All material intercompany balances and transactions have been eliminated in consolidation.


3.       OTHER COMPREHENSIVE LOSS

         Other comprehensive loss components and related taxes were as follows:

                                                             2003         2002
                                                           -------       -----
         Unrealized loss on available-
            for-sale securities before
            tax effect                                     $27,541       $  --
         Tax expense                                         9,364          --
                                                           -------       -----
         Other comprehensive loss                          $18,177       $  --
                                                           =======       =====


4.       EARNINGS PER SHARE

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

         The following data show the amounts used in computing earnings per share (EPS).

                                                         2003            2002
                                                      ---------       ---------
   Nine months ended September 30:
      Net income (loss)                               $ 136,602       $ (42,610)
      Weighted average number of
         common shares                                  277,725         277,725
                                                      ---------       ---------
               Basic Earnings (Loss)
                 per share                              $0.49          $(0.15)
                                                        =====          ======

                                                         2003            2002
                                                      ---------       ---------
   Three months ended September 30:
      Net income (loss)                               $   9,788       $ (16,751)
      Weighted average number of
         common shares                                  277,725         277,725
                                                      ---------       ---------
               Basic Earnings (Loss)
                 per share                              $0.04          $(0.06)
                                                        =====          ======

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES. The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under Asset Quality below.

Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical or industry loss rates are applied to other loans not subject to reserve allocations. These historical or industry loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and our internal credit examiners.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical or industry loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

The Company has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Based on the procedures discussed above, management is of the opinion that the reserve of $151,277 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at September 30, 2003.

DEFERRED INCOME TAXES. We have a deferred tax asset of $59,504. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At September 30, 2003, there is no valuation allowance established. The deferred tax asset will be utilized as we are profitable or as we carry back tax losses to periods in which we paid income taxes. The estimate of the realizable amount of this asset is a critical accounting policy.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

NET INCOME. Net income for the quarter ended September 30, 2003 was $9,788 compared to a net loss of $(16,751) for the same period last year. Net income for the nine months ended September 30, 2003 was $136,602 compared to a net loss of $(42,610) for the nine months ended September 30, 2002. The Company's net income for the three and nine months ended September 30, 2003 reflects management's ongoing efforts to restore the Bank to profitability.

NET INTEREST INCOME. Net interest income increased $116,800 or 49.5% to $352,700 for the three months ended September 30, 2003 compared to $235,900 for the three months ended September 30, 2002. Year-to-date net interest income was $996,000 compared to $687,200 for the nine months ended September 30, 2002, an increase of $308,800, or 44.9%. The increase in net interest income during the 2003 periods was attributable to increased interest income and a reduction in interest expense. Interest income for the three and nine months ended September 30, 2003 was $562,400 and $1,618,600, respectively, an increase of $84,800 and
$190,000 over the prior year. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. During the nine months ended September 30, 2003, net loans averaged $29.1 million for the period as compared to $22.5 million during the first nine months of fiscal year 2002. While interest rates decreased during this period, interest income increased by $190,000 primarily due to higher outstanding loan balances. Net interest income also benefitted from reduced deposit costs in the lower interest rate environment as higher costing certificates of deposit matured. Accordingly, interest expense decreased by $32,000 and $118,800, respectively, for the three and nine months ended September 30, 2003 as compared to the prior year periods. The Bank's interest rate spread increased to 3.48% for the nine months ended September 30, 2003 compared to 3.45% for the nine months ended September 30, 2002. Net interest margin increased to 3.64% for the 2003 period compared to 3.35% for the 2002 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $18,000 and $50,000 for the three and nine months ended September 30, 2003, respectively, compared to $3,500 and $5,700 for the three and nine months ended September 30, 2002, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At September 30, 2003, the Bank's allowance for loan losses was $151,300 or 0.47% of the gross loan portfolio.

OTHER INCOME. Other income was $42,100 and $18,700 for the quarters ended September 30, 2003 and 2002, respectively, and $117,900 and $49,700 for the nine months ended September 30, 2003 and 2002, respectively. The increase in other income for the most recent periods is reflective of management's ongoing efforts to enhance fee income from service charges and fees on deposit accounts.

OTHER EXPENSES. Other expenses were $361,100 and $267,900 for the quarters ended September 30, 2003 and 2002, respectively, and $976,700 and $773,300 for the nine months ended September 30, 2003 and 2002, respectively. The increase for the most recent periods was due primarily to higher occupancy, data processing, and compensation expense. The Company anticipates that other expenses will increase due to the planned opening of a new branch in the 1st quarter of 2004. The Bank has begun hiring personnel for the new branch. The Bank also expects to terminate its contract with its current data processing provider and begin converting to a new data processor in the fourth quarter. The Bank currently estimates that the aggregate expenses associated with the termination and conversion could range as high as $190,000.

INCOME TAX EXPENSE (BENEFIT). The Bank recorded an income tax expense (benefit) of $5,900 and ($49,400) for the three- and nine-month periods ended September 30, 2003, compared to no income tax benefit or expense for the three- and nine-month periods ended September 30, 2002. The Bank provides for both the current and deferred tax effects of the transactions reported in its financial statements and establishes deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Bank, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings and other factors, the Bank determined in 2002 that it was appropriate to establish a valuation allowance for its net deferred tax assets. During the quarter ended June 30, 2003, the Bank determined that it was more likely then not that some or all of net deferred tax assets would be realizable. Accordingly, the corresponding deferred tax valuation allowance was reversed.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

The Company's total assets as of September 30, 2003 were $38.9 million, an increase of $8.9 million from December 31, 2002's level of $30.0 million. The increase was due to growth in the loan portfolio. Net loans receivable increased by $6.6 million, or 25.6%, which reflected our continued marketing efforts. The Company's investment securities also increased by $1.5 million, or 80.5%, to $3.4 million at September 30, 2003. The Bank invested a portion of the proceeds from its stock conversion into investment securities.

Premises and equipment increased $725,000, or 93.8%, primarily due to the acquisition of a new branch site and the purchase of equipment for the new branch. The Company expects to make additional expenditures for the branch prior to the opening in the first quarter of 2004.

Liabilities increased by $6.4 million, or 22.6%, to $34.6 million due primarily to a $4.2 million, or 15.0%, increase in deposits as the Bank continued to attract deposits locally at favorable rates.

Federal Home Loan Bank advances increased to $2.0 million at September 30, 2003 from $0 at December 31, 2002. The Bank has used proceeds from the advances to help meet loan demand.

Stockholders' equity increased to $4.3 million at September 30, 2003 from $1.7 million at December 31, 2002. The increase in stockholders' equity principally reflects the Company's sale of 277,725 shares of common stock, at $10 per share, as part of the Bank's conversion to stock form. Stockholders' equity also benefitted from $136,600 in earnings during the period.

At September 30, 2003, the Bank was in compliance with all applicable regulatory capital requirements with tangible and core capital equal to 10.98% of adjusted total assets and total risk-based capital equal to 21.89% of risk-weighted assets.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                              2003            2002
                                                              ----            ----
                                                                (IN THOUSANDS)
Restructured loans                                            $  --          $  --
Non-accrual loans                                                --             --
Accruing loans past due 90 days or more                          --             29
                                                              -----          -----

Total non-performing loans                                       --             29

Foreclosed assets                                                --             --
                                                              -----          -----

Total non-performing assets                                   $  --          $  29
                                                              =====          =====

At September 30, 2003, there were $28,000 in loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms. The loan was current at September 30, 2003 but the Bank has received information that the borrower on this loan may file bankruptcy.

An analysis of the changes in the allowance for loan losses is as follows:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                       2003             2002
                                                    ---------         ---------
Balance, beginning of period                        $ 105,868         $ 105,000
Loans charged off                                      (6,052)          (26,506)
Loan recoveries                                         1,461            11,357
                                                    ---------         ---------

     Net charge-offs                                   (4,591)          (15,149)

                                                       50,000             5,700
Provision for loan losses
                                                    ---------         ---------

Balance, end of period                              $ 151,277         $  95,551
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

Cash and cash equivalents (cash due from banks, interest-bearing deposits with banks, and federal funds sold), as of September 30, 2003, totaled $733,000 compared to $2.2 million at September 30, 2002. The Bank's cash flows were provided mainly by financing activities, including $4.2 million from net deposit increases and $2.5 million in net proceeds from the stock conversion. Operating activities provided $229,100 in cash for the nine months ended September 30, 2003 compared to $22,700 used in cash for the nine months ended September 30, 2002. The Bank used cash flows for its investing activities primarily to fund an increase in gross loans of $6.6 million.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. At September 30, 2003, the Bank satisfied the capital requirements for classification as well capitalized under OTS regulations.

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

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)  The   following   exhibits   are  either   being  filed  with  or
               incorporated  by  reference  in  this  quarterly  report  on Form
               10-QSB:

         NUMBER   DESCRIPTION
         ------   -----------
         3.1      Articles of Incorporation *
         3.2      Bylaws *
         4        Form of Common Stock Certificate *
         10.1     Employment Agreement with William M. Tandy *
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                    Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                    Officer
         32       Section 1350 Certification
         _______________
         *Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226).


          (b) During the quarter ended September 30, 2003, the Registrant did not file any current reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     COMMUNITY FIRST BANCORP, INC.


Date: November 14, 2003             /s/ William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: November 14, 2003             /s/ Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)