Form 10KSB
period 2003-12-31
COMMUNITY FIRST BANCORP INC
filed 2004-03-30
CIK 1224499

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-KSB
(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period __________ to __________

                           Commission File No. 0-50322
                                               -------

                          COMMUNITY FIRST BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

   MARYLAND                                                        36-4526348
--------------------------------                            --------------------
(State or Other Jurisdiction of                                (I.R.S. Employee
Incorporation or Organization                                Identification No.)


2420 NORTH MAIN STREET, MADISONVILLE, KENTUCKY                       42431
----------------------------------------------                    ----------
(Address of Principal Executive Offices)                          (Zip Code)

                    Issuer's Telephone Number (270) 326-3500
                                              --------------

       Securities Registered Under Section 12(b) of the Exchange Act: NONE
                                                                      ----

         Securities Registered Under Section 12(g) of the Exchange Act:
                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------

     Check  whether  the issuer:  (l) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
     ---        ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $2.4 million

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.7 million as of March 23, 2004 based on the last sale ($18.44 per share) reported on the OTC Electronic Bulletin Board as of that date. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of March 23, 2004, there were issued and outstanding 277,725 shares of the registrant's common stock.

     Transitional Small Business Disclosure Format: YES     NO X
                                                        ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

================================================================================

                                     PART I

FORWARD LOOKING STATEMENTS

         When used in this discussion and elsewhere in this Annual Report, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intend" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, unfavorable judicial decisions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors could affect the Bank's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake and specifically disclaims any obligations to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

         THE COMPANY. Community First Bancorp, Inc. (the "Company") became the holding company for Community First Bank (the "Bank") in June 2003 upon completion of the Bank's conversion to stock form. The Company does not engage in any activities other than holding the stock of the Bank. At December 31, 2003, the Company had total assets of $42.5 million, loans receivable of $35.1 million, total deposits of $33.2 million and total equity of $4.2 million.

         The Company's executive offices are located at 2420 North Main Street, Madisonville, Kentucky and its main telephone number is (270) 326-3500. The Company also maintains a website at www.cfbky.com.

         THE BANK. The Bank is a federal stock savings bank operating through two offices in Madisonville, Kentucky. It was founded in 1923 as the
Madisonville Building and Loan Association. The Bank converted to a federal mutual savings bank charter in 2002 and adopted its current name. In June 2003, the Bank converted to stock form and became a subsidiary of the Company. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

         The Bank's principal business consists of attracting deposits from the general public and originating residential mortgage loans. The Bank also offers commercial and multi-family loans, various types of consumer loans and a limited number of commercial business loans.

MARKET AREA

         We consider our primary market area to be the City of Madisonville and surrounding Hopkins County, Kentucky. Located in the Western Coalfield Region of Kentucky, Hopkins County had a population of approximately 46,600 in 2002. Madisonville is the county seat and largest city in Hopkins County and is home to one of the major healthcare facilities in the Commonwealth of Kentucky.

         The largest employers in Madisonville and the surrounding communities include the Trover Regional Medical Center, General Electric Aircraft Engine, Carhartt, Inc. and Lear Corporation. By industry, the largest sectors of the Madisonville economy are healthcare and manufacturing. The 2002 unemployment rate for Hopkins County was 6.0%, compared to 5.8% nationally. The median household income of $28,586 in 2002 for Hopkins County was below the median for Kentucky as a whole of $35,427 and for the United States of $47,065. While the population of Madisonville grew by approximately 19% from 1990 to 2000, Hopkins County as a whole grew less than 1.0%. By comparison, the population of Kentucky grew by 9.6%. The population of Hopkins County is projected to decline slightly during the next decade according to projections by the Kentucky Department for Economic Development.

LENDING ACTIVITIES

         Our loan portfolio consists primarily of mortgage loans secured by first liens on one- to four-family residences. We also make consumer, residential construction and commercial real estate and commercial business loans. While we have continued our historic emphasis on one- to four-family lending, we have also sought to grow our portfolio of commercial mortgages.

         At December 31, 2003, our gross loans totaled $35.3 million, of which $29.7 million were first mortgage loans secured by one- to four-family residences. We originate ARM loans with rates that adjust annually after an initial period of one, three, five or seven years during which the interest rate is fixed. We offer similar terms on our commercial and multi-family mortgages. Our consumer loans may have either fixed or variable rates.

         The following table sets forth information concerning the types of loans held by the Company at the dates indicated.

                                                                           AT DECEMBER 31,
                                                            -----------------------------------------------
                                                                    2003                         2002
                                                            -------------------         -------------------
                                                             AMOUNT         %           AMOUNT          %
                                                            -------      -----          ------       ------
                                                                     (DOLLARS IN THOUSANDS)
     Real estate mortgage loans:
       One- to four-family residential first...             $29,719       83.57%        $22,353       86.10%
       One- to four-family residential second..                 680        1.91             582        2.24
       Multi-family............................                 440        1.24             450        1.73
       Commercial..............................               2,422        6.81             798        3.07
       Construction............................                 547        1.54             207        0.80
     Other loans:
       Consumer installment....................                 166        0.47             283        1.09
       Commercial..............................                 177        0.50             102        0.39
       Automobile..............................                 993        2.79             740        2.85
       Passbook................................                 295        0.83             238        0.92
       Other...................................                 122        0.34             209        0.81
                                                            -------      ------         -------      ------
                                                             35,561      100.00%         25,962      100.00%
                                                                         ======                      ======
     Less:
       Unearned interest.......................                  --                           1
       Allowance for loan losses...............                 181                         106
       Loans in process........................                 314                         145
                                                            -------                     -------
          Total................................             $35,066                     $25,710
                                                            =======                     =======

     The following table sets forth the estimated maturity of the Company's loan portfolio at December 31, 2003. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                               DUE WITHIN            DUE AFTER             DUE OVER 5
                                             ONE YEAR AFTER      1 THROUGH 5 YEARS        YEARS AFTER
                                           DECEMBER 31, 2003     DECEMBER 31, 2003     DECEMBER 31, 2003         TOTAL
                                           -----------------     -----------------     -----------------       ---------
                                                                           (IN THOUSANDS)
Real estate mortgage loans:
  One- to four-family residential first.....   $    311               $   953               $ 28,455           $  29,719
  One- to four-family residential second....          1                   226                    453                 680
  Multi-family..............................         --                    --                    440                 440
  Commercial................................         --                   434                  1,988               2,422
  Construction..............................        547                    --                     --                 547
Other loans:
  Consumer installment......................         19                   147                     --                 166
  Commercial................................         26                   151                     --                 177
  Automobile................................         24                   969                     --                 993
  Passbook..................................        295                    --                     --                 295
  Other.....................................        122                    --                     --                 122
                                               --------               -------               --------           ---------
      Total.................................   $  1,345               $ 2,880               $ 31,336           $  35,561
                                               ========               =======               ========           =========


         The next table sets forth at December 31, 2003, the dollar amount of all loans due one year or more after December 31, 2003 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                   PREDETERMINED       FLOATING OR
                                                                        RATE       ADJUSTABLE RATES
                                                                   -------------   ----------------
                                                                          (IN THOUSANDS)
     Real estate mortgage loans:
         One- to four-family residential first...........           $  3,508            $ 25,900
         One- to four-family residential second..........                679                  --
         Multi-family....................................                440                  --
         Commercial......................................              1,467                 955
         Construction....................................                 --                  --
     Other loans:
         Consumer installment............................                147                  --
         Commercial......................................                151                  --
         Automobile......................................                969                  --
         Passbook........................................                 --                  --
         Other...........................................                 --                  --
                                                                    --------            --------
              Total......................................           $  7,361            $ 26,855
                                                                    ========            ========

         ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Our primary lending activity consists of the origination of one- to four-family residential first mortgage loans secured by property located in our primary market area. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or purchase price with a maximum loan amount of $500,000 and a maximum term of 30 years. We will make residential mortgage loans with loan-to-value ratios greater than 80% as long as the loan can be sold into the secondary market. Although we make loans on one- to four-family rental properties, the majority of our residential first mortgages are on owner-occupied properties.

         The first mortgage loans that we originate for our portfolio generally have rates that adjust annually after an initial period of one, three, five or seven years during which the rate is fixed. We do not originate 30-year fixed rate loans for our portfolio.

         The interest rate on ARM loans is based on an index plus a stated margin. ARM loans provide for periodic interest rate adjustments upward or downward of up to two percentage points per year with a limit of six percentage points over the life of the loan. Borrowers on ARM loans must qualify at the fully adjusted rate. The ratio on our ARM loans are generally indexed to the rates on one-year U.S. Treasury bills adjusted to a constant maturity. We also have in our portfolio ARM loans which are indexed to the average cost of funds for savings associations in the 11th Federal Home Loan Bank District. We discontinued using this index in 1996 because it tended to lag the market and such loans were less than 3.4% of the portfolio at December 31, 2003.

         In addition to one- to four-family first mortgage loans, we offer second mortgage loans. We offer second mortgages to customers on whose property we hold the first mortgage and to other customers as well. Our second mortgage loans have fixed terms of up to 10 years and have fixed rates of interest. We only originate a second mortgage if the aggregate indebtedness secured by the property will not exceed 80% of its appraised value. We do not offer home equity lines of credit.

         ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2003, approximately 87% of the one- to four-family residential loans we held had adjustable rates of interest.

         The mortgage loans we originate and hold generally include due-on-sale clauses. These clauses give us the right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property securing the mortgage loan without our consent.

         RESIDENTIAL CONSTRUCTION LOANS. We make a limited number of residential construction loans on one- to four-family residential properties to the individuals who will be the owners and occupants upon completion of construction. Borrowers are required to pay interest on disbursed funds during the construction period, which may not last beyond 12 months. The borrower may pay off the loan with a permanent loan from us at completion of construction. Loan proceeds are disbursed according to a draw schedule and the appraiser must inspect the progress of the construction before additional funds are disbursed. Construction loans are offered on either a fixed or adjustable basis.

         Construction lending is generally considered to involve a higher degree of credit risk than long term financing of residential properties. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, we may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS. We offer commercial and multi-family real estate loans secured by apartment buildings, churches, office buildings, and other commercial properties. Commercial and multi-family real estate loans are made for terms of up to 20 years and have rates of interest that are fixed for a period of one to seven years and adjust annually thereafter. The interest rates on commercial and multi-family loans are indexed to the prime rate. Loan amounts may not exceed 70% of the appraised value of the property. Over the past year, the Bank has sought to increase its originations of commercial and multi-family real estate loans in order to diversify the portfolio and serve the needs of the market.

         At December 31, 2003, the Bank's largest commercial real estate loan was a $440,000 loan secured by a 28-unit apartment complex in Madisonville originated in December 2003. The 20-year fully amortizing loan bears a fixed rate of interest for seven years and floats with the prime rate thereafter. The loan-to-value ratio at origination was 64% and the loan is personally guaranteed by the principals of the corporate borrower. The Bank's second largest loan was a $346,000 loan secured by a personal care facility in Madisonville originated in March 2002. The facility has 48 beds and 22 semi-private rooms. The loan has a seven-year term with 30-year amortization and bears a fixed rate of interest. The loan-to-value ratio was 53% at the date of origination and is personally guaranteed by the principals of the borrower.

         Commercial and multi-family real estate lending entails significant additional risks compared to residential property lending. These loans typically involve large loan balances to single borrowers or groups of related borrowers. The repayment of these loans typically is dependent on the successful operation of the real estate project securing the loan. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and may also be subject to adverse conditions in the economy. To minimize these risks, we generally limit this type of lending to our market area and to borrowers who are otherwise well known to us.

         COMMERCIAL BUSINESS LOANS. We engage in a limited amount of commercial business lending primarily for the accommodation of existing customers. Our commercial business loans generally are secured by equipment or other tangible assets. Our largest commercial business loan at December 31, 2003 had a balance of approximately $37,000 and was made to a local carpet supply company.

         Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself and the general economic environment.

         CONSUMER LOANS. We offer various types of consumer loans in order to provide a wider range of financial services to our customers. Consumer loans totaled $1.7 million, or 4.9%, of our total loans at December 31, 2003. Our consumer loans consist of automobile, personal unsecured loans, passbook, home improvement loans and equipment loans. Passbook and certificate of deposit secured loans are offered up to the maximum of the deposit balance and are due on demand.

         We offer loans for both new and used automobiles with maximum terms of five years and maximum loan amounts up to 90% of the manufacturer's suggested retail price on new cars or fair market value of the automobile on used cars. Personal unsecured loans generally are made for amounts of $2,000 or less and terms of 6 months and may have fixed or variable interest rates.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         LOAN SOLICITATION, APPROVAL AND UNDERWRITING. The Bank obtains loan customers from a variety of sources, including advertising, personal solicitation, repeat customers and referrals from existing customers, realtors, builders and others. The Bank also solicits applications for residential mortgages through its website. Although the President and Vice Presidents have authority to originate loans up to the loans-to-one borrower limits, loans other than single-family owner-occupied mortgages and residential mortgage loans in excess of $250,000 are generally submitted to the Board of Directors for approval.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is ordered. Income and certain other information is verified. If necessary, additional financial information may be requested. An appraisal or other estimate of value of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are prepared by outside fee appraisers who are approved by the Board of Directors.

         A title opinion or title insurance is generally required on all real estate loans. Borrowers also must obtain fire and casualty insurance. Flood insurance is also required on loans secured by property which is located in a flood zone.

         LOAN ORIGINATIONS. The following table sets forth certain information with respect to our loan originations for the periods indicated. We have not purchased or sold any loans in the secondary market in recent years.

                                                                       YEAR ENDED DECEMBER 31,
                                                                      --------------------------
                                                                       2003              2002
                                                                      -------          --------
                                                                           (IN THOUSANDS)
Loans originated:
  Real estate mortgage loans:
     One- to four-family residential first...................         $16,475          $  9,332
     One- to four-family residential second..................             507               181
     Multi-family............................................              --               450
     Commercial..............................................           1,675               484
     Construction............................................           1,031               264
  Other loans:
     Consumer installment....................................             200               262
     Commercial..............................................              98               110
     Automobile..............................................             891               637
     Passbook................................................             283                80
     Other...................................................             208               124
                                                                      -------          --------
        Total loans originated...............................         $21,368          $ 11,924
                                                                      =======          ========

         LOANS TO ONE BORROWER. The maximum amount of loans which we may make to any one borrower may not exceed the greater of $500,000 or 15% of our unimpaired capital and unimpaired surplus. We may lend an additional 10% of our unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Our maximum loans-to-one-borrower limit was $500,000 at December 31, 2003. At December 31, 2003, our largest loan concentration outstanding had a balance of $440,000.

NONPERFORMING AND PROBLEM ASSETS

         LOAN DELINQUENCIES. Generally when a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If after 30 days payment is still delinquent, the borrower will receive a formal delinquency notice. The borrower will be contacted by telephone or visited personally if the loan remains delinquent after 45 days. If the loan continues in a delinquent status for 120 days past due and no repayment plan is in effect, the loan will be referred to an attorney for collection, with foreclosure commenced no later than 180 days. The customer will be notified when foreclosure is commenced. At December 31, 2003, our loans past due between 30 and 89 days totaled $267,000.

         Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in our opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         NONPERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, accruing loans past due 90 days or more and real estate owned. The Bank did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards No. 15 at the dates indicated below.

                                                                  AT DECEMBER 31,
                                                           -------------------------
                                                             2003              2002
                                                           ------            ------
                                                              (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:(1)
 Real estate:
    One- to four-family residential first..........        $   28            $   53
    One- to four-family residential second.........            --                --
    Multi-family...................................            --                --
    Commercial.....................................            --                --
    Construction...................................            --                --
  Other loans:
     Consumer installment..........................            --
     Commercial....................................            --                --
     Automobile....................................            --                --
     Passbook......................................            --                --
     Other.........................................            --                --
                                                           ------            ------
     Total.........................................        $   28            $   53
                                                           ======            ======
Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
    One- to four-family residential first..........        $   20            $   31
    One- to four-family residential second.........            --                --
    Multi-family...................................            --                --
    Commercial.....................................            --                --
    Construction...................................            --                --
  Other loans:
     Consumer installment..........................            --                --
     Commercial....................................            --                --
     Automobile....................................            --                --
     Passbook......................................            --                --
     Other.........................................            --                 2
                                                           ------            ------
     Total.........................................        $   20            $   33
                                                           ======            ======
     Total nonperforming loans.....................        $   48            $   86
                                                           ======            ======
  Percentage of total loans........................          0.13%             0.33%
                                                           ======            ======
  Other non-performing assets(2)...................        $   --            $   --
                                                           ======            ======

_______________
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

         During the year ended December 31, 2003, gross interest income of approximately $748 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest on such loans was included in income during 2003.

         Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $68,000 at December 31, 2003. The borrower on this loan has filed bankruptcy and reaffirmation is doubtful.

         CLASSIFIED ASSETS. OTS regulations provide for a classification system for problem assets of savings institutions which covers all problem assets. Under this classification system, problem assets of savings institutions such as ours are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full, on the basis of currently existing facts, conditions, and, values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

         When a savings institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings institution's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At December 31, 2003, we had $20,000 in loans classified as substandard and $96,000 in loans classified as doubtful. The Bank's substandard assets at December 31, 2003 consisted of one residential first mortgage which is reflected in the table in the preceding section as an accruing loan 90 days or more past due at December 31, 2003. The doubtful assets consisted of two residential mortgages with a combined balance of $96,000 both of which involved a borrower in bankruptcy. One of these loans is reflected as a non-accrual loan in the table in the preceding section. The other loan was well secured and in the process of collection at December 31, 2003. Reserves of $15,300 have been allocated to the substandard assets and $7,100 have been allocated to the doubtful assets.

         FORECLOSED REAL ESTATE. Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses. At December 31, 2003, we had no properties which we received in lieu of foreclosure.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is management's estimate of probable inherent credit losses in the loan portfolio at the balance sheet date. The Bank determines the allowance based on ongoing evaluations. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the statements of operations. Loans deemed to be uncollectible are charged against the allowance. Recoveries of loans previously charged off are credited to the allowance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" for further discussion of the Bank's methodology for determining the allowance.

         We monitor our allowance for loan losses and make additions to the allowance as economic and other conditions dictate. Although we maintain our allowance for loan losses at a level that we consider adequate for the inherent risk of loss in our loan portfolio, actual losses could exceed the balance of the allowance for loan losses and additional provisions for loan losses could be required. In addition, our determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional allowance.

         The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                2003             2002
                                                              -------          --------
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................           $   106          $    105
                                                              -------          --------

Loans charged-off:
  Real estate mortgage loans:
    One- to four-family residential first..........                --                --
    One- to four-family residential second.........                --                --
    Multi-family...................................                --                --
    Commercial.....................................                --                --
    Construction...................................                --                --
  Other loans:
    Consumer installment...........................                 7                15
    Commercial.....................................                --                --
    Automobile.....................................                --                 5
    Passbook.......................................                --                --
    Other..........................................                 2                 5
                                                              -------          --------
Total charge-offs..................................                 9                25
                                                              -------          --------
Recoveries:
  Real estate mortgage loans:
    One- to four-family residential first..........                --                --
    One- to four-family residential second.........                --                --
    Multi-family...................................                --                --
    Commercial.....................................                --                --
    Construction...................................                --                --
  Other loans:
    Consumer installment...........................                 2                 5
    Commercial.....................................                --                --
    Automobile.....................................                --                 3
    Passbook.......................................                --                --
    Other..........................................                --                --
                                                              -------          --------
Total recoveries...................................                 2                 8
                                                              -------          --------
Net loans charged-off..............................                 7                17
                                                              -------          --------
Provision for loan losses..........................                82                18
                                                              -------          --------
Balance at end of period...........................           $   181          $    106
                                                              =======          ========
Ratio of net charge-offs to average
   loans outstanding during the period.............              0.02%             0.07%
                                                              =======          ========

         The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                                   AT DECEMBER 31,
                                                  --------------------------------------------------------
                                                        2003                           2002
                                                  --------------------------     -------------------------
                                                               PERCENT OF                    PERCENT OF
                                                               LOANS IN EACH                 LOANS IN EACH
                                                               CATEGORY TO                   CATEGORY TO
                                                  AMOUNT       TOTAL LOANS       AMOUNT      TOTAL LOANS
                                                  ------       -------------     ------      -------------
                                                                  (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
    One- to four-family residential first         $ 111          83.57%          $    65         86.10%
    One- to four-family residential second           --           1.91                --          2.24
    Multi-family.........................             5           1.24                --          1.73
    Commercial...........................            20           6.81                10          3.07
    Construction.........................            --           1.54                --          0.80
Other loans:
    Consumer installment.................            25           0.47                18          1.09
    Commercial...........................             4           0.50                 2          0.39
    Automobile...........................            13           2.79                 9          2.85
    Passbook.............................            --           0.83                --          0.92
    Other................................             3           0.34                 2          0.81
                                                  -----         ------           -------        ------
     Total allowance for loan losses.....         $ 181         100.00%          $   106        100.00%
                                                  =====         ======           =======        ======

INVESTMENT ACTIVITIES

         INVESTMENT SECURITIES. We are required by federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives; (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities; (iii) expectation of future yield levels; and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. At December 31, 2003, our investment securities portfolio consisted primarily of FHLB bonds of various maturities.

         Our securities at December 31, 2003 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

         MORTGAGE-BACKED SECURITIES. We have invested from time to time in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. Our mortgage-backed securities portfolio consists primarily of participations or pass-through certificates issued by the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States. Our mortgage-backed securities portfolio was classified as "held-to-maturity" at December 31, 2003.

         Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

     The following table sets forth the carrying value of our investment securities and mortgage-backed portfolio at the dates indicated.

                                                                     AT DECEMBER 31,
                                                                --------------------------
                                                                  2003             2002
                                                                --------         ---------
                                                                  (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   U.S. government and agency securities..............          $  1,976         $     --
Securities held-to-maturity:
   U.S. government and agency securities..............             1,300            1,700
   Mortgage-backed securities.........................               124              202
                                                                --------         --------
      Total investments...............................          $  3,400         $  1,902
                                                                ========         ========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for our investment portfolio at December 31, 2003. The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the following table. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                              ONE YEAR OR LESS          ONE TO FIVE YEARS       FIVE TO TEN YEARS
                                             --------------------    ---------------------    --------------------
                                                         WEIGHTED                 WEIGHTED                WEIGHTED
                                             CARRYING    AVERAGE     CARRYING     AVERAGE     CARRYING    AVERAGE
                                               VALUE      YIELD        VALUE       YIELD        VALUE       YIELD
                                             --------    --------    --------     --------    ---------   --------
                                                                    (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government and agency securities..... $     --        -- %    $  1,511         2.40%   $    500       -- %

Securities held to maturity:
  U.S. government and agency securities.....    1,300       5.62           --          --           --       --
  Mortgage-backed securities................       --        --            41         8.00          --       --
                                             --------                --------                 --------
     Total.................................. $  1,300                $  1,552                 $    500
                                             ========                ========                 ========

                                               MORE THAN TEN YEARS      TOTAL  INVESTMENT SECURITIES
                                               --------------------    --------------------------------
                                                           WEIGHTED
                                               CARRYING    AVERAGE     CARRYING    MARKET      AVERAGE
                                                 VALUE       YIELD       VALUE      VALUE       YIELD
                                               --------    --------    --------    ------      -------
                                                                  (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government and agency securities.....   $     --      -- %      $  2,011    $  1,976       2.40%

Securities held to maturity:
  U.S. government and agency securities.....         --      --           1,300       1,400       5.62
  Mortgage-backed securities................         83     8.41%           124         135       8.27
                                               --------                --------    --------
     Total..................................   $     83                $  3,435    $  3,511
                                               ========                ========    ========

SOURCES OF FUNDS

     Deposits are our major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans and prepayment of loans and, to a much lesser extent, maturities of investment securities and mortgage-backed securities, borrowings and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

     DEPOSITS. We attract deposits principally from within our primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate. The interest rates we pay on deposits are set weekly at the direction of our senior management. Interest rates are determined based on our liquidity requirements, interest rates paid by our competitors, and our growth goals and applicable regulatory restrictions and requirements.

     Like most savings institutions, the Bank has historically relied primarily on certificates of deposit for funding. In order to attract funds in prior years, the Bank had paid higher rates on certificate accounts which caused its cost of funds to increase. Recently, the Bank has attempted to reduce its reliance on certificate accounts by attracting more transaction accounts, such as checking, NOW and money market accounts. As higher rate certificates mature, the Bank expects to reduce its cost of funds.

     At December 31, 2003, time certificates in amounts of $100,000 or more constituted $2.4 million, or 7.3%, of our total deposit base. The majority of these certificates represent deposits from long-standing customers.

                                                          YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                       2003                      2002
                                              ----------------------      -------------------
                                               AVERAGE       AVERAGE      AVERAGE    AVERAGE
                                               BALANCE        RATE        BALANCE      RATE
                                              --------       -------      --------   --------
                                                          (DOLLARS IN THOUSANDS)
Non interest-bearing demand............       $  1,674           --%      $ 1,202        --%
Interest-bearing demand................          4,259         0.26%        2,892      0.91%
Passbook savings.......................          4,068         0.37%        3,363      0.65%
Certificates of deposit................         23,191         3.47%       20,230      4.43%
                                              --------                    -------
     Total.............................       $ 33,192                    $27,687
                                              ========                    =======

     The following table classifies our time certificates of $100,000 or more by time remaining to maturity as of December 31, 2003.

                                                            CERTIFICATES
MATURITY PERIOD                                              OF DEPOSIT
---------------                                             ------------
                                                           (IN THOUSANDS)

Three months or less..............................          $      --
Over three through six months.....................                310
Over six through 12 months........................                535
Over 12 months....................................              1,562
                                                            ---------
                                                            $   2,407
                                                            =========

     BORROWINGS. Advances (borrowings) may be obtained from the FHLB of Cincinnati to supplement our supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of our stock in the FHLB of Cincinnati and a portion of our first mortgage loans. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 2003, our borrowings from the FHLB consisted of $5,000,000 in short-term, fixed-rate advances.

         The following table sets forth certain information at the dates and for the periods indicated regarding the Bank's FHLB advances which were its only class of borrowings outstanding during the past two fiscal years.

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ---------------------------
                                                                               2003               2002
                                                                             --------            -------
                                                                                (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period.................................        $  5,000             $--
Weighted average rate paid ..........................................            1.22%              2.47%
Maximum amount of borrowings outstanding at any month end............        $  5,000             $1,000
Average borrowings outstanding (1)...................................        $  4,016             $  530
Approximae weighted average rate paid (1)...........................            1.22%              2.47%

_________
(1) Based on month-end balances.

COMPETITION

     We compete for deposits with other insured financial institutions such as local commercial banks, thrift institutions, credit unions and multi-state regional banks in our market area. We also compete for funds with insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. According to data from the FDIC, we held approximately 5.8% of FDIC-insured deposits in Hopkins County as of June 30, 2003, the latest date for which such data was available. Such data does not cover deposits held by credit unions. We have historically competed for deposits by paying higher rates than our local competitors.

     Our competition for loans depends on market conditions and the type of lending. Our competition for residential mortgages comes primarily from mortgage bankers and brokers who primarily originate long-term fixed-rate loans on behalf of secondary market investors. While we also originate long-term, fixed-rate loans on behalf of secondary market investors, our principal residential mortgage loan offerings are our various ARM loans which we market based on flexibility of terms and superior service. We compete primarily against other local depository institutions for commercial and multi-family real estate loans. We compete for these lending opportunities primarily on the basis of our flexibility and responsiveness as a locally owned and oriented community bank. We compete against other local financial institutions and a variety of other lenders including finance companies and automobile dealers for consumer loans and second mortgages. We generally compete for these loans based on our variety of lending solutions, customer relationships and quality of service.

                                   REGULATION

GENERAL

     As a federally chartered, SAIF-insured savings institution, the Bank is subject to extensive regulation by the OTS and the FDIC. The Bank's lending activities and other investments must comply with various federal and state statutory and regulatory requirements, and the OTS periodically examines the Bank for compliance with various regulatory requirements. The FDIC also has authority to conduct periodic examinations. We must file reports with the OTS describing our activities and our financial condition, and we must obtain approvals from regulatory authorities before entering into certain transactions, such as the conversion or mergers with other financial institutions. We are also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve System"). Our relationship with our depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of our mortgage documents. This supervision and regulation is primarily intended to protect depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulations, whether by the OTS, the FDIC or any other government agency, could have a material adverse impact on our operations.

REGULATION OF THE BANK

     INSURANCE OF DEPOSIT ACCOUNTS. The FDIC maintains two separate funds for the insurance of deposits up to prescribed statutory limits. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings associations. We are a member of the SAIF. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

     REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to at least 1.5 % of total adjusted assets, (2) core capital equal to at least 4.0% of total adjusted assets (3.0% for the strongest institutions), and (3) total risk-based capital equal to at least 8.0% of total risk-weighted assets. In addition, the OTS may require that a savings institution that has a risk-based capital ratio less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (3.0% if the institution has received the highest rating on its most recent examination) take certain actions to increase its capital ratios. If the institution's capital is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

     Core capital is defined as common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain non-withdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less intangible assets (other than core deposit intangibles, servicing assets, purchased credit card relationships and other qualifying intangible assets) and investments in certain subsidiaries. Tier 1 has the same definition as core capital. Tangible capital is defined as core capital less supervisory goodwill, non-mortgage servicing assets and purchased credit card relationships and less certain investments in subsidiaries.

     Total risk-based capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. Overall, supplementary capital is limited to 100% of core capital. A savings institution must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets. At December 31, 2003, we were in compliance with all regulatory capital requirements as is shown in the table below.

                                                                                  PERCENT
                                                                AMOUNT          OF ASSETS(1)
                                                              ---------         ------------
         Tangible capital...................................  $   4,144           9.73%
         Tangible capital requirement.......................        639           1.50
                                                              ---------          -----
             Excess.........................................  $   3,505           8.23%
                                                              =========          =====

         Core capital.......................................  $   4,144           9.73%
         Core capital requirement(2)........................      1,704           4.00
                                                              ---------          -----
             Excess.........................................  $   2,440           5.73%
                                                              =========          =====

         Total risk-based capital...........................  $   4,325          18.91%
         Total risk-based capital requirement...............      1,830           8.00
                                                              ---------          -----
             Excess.........................................  $   2,495          10.91%
                                                              =========          =====

_________________
(1) Based on adjusted total assets for purposes of the tangible capital and core capital requirements and risk-weighted assets for purpose of the total risk-based capital requirement.
(2) Reflects the capital requirement which the Bank must satisfy to avoid regulatory restrictions that may be imposed pursuant to prompt corrective action regulations.

         The Bank currently meets the criteria to be treated as well capitalized under OTS regulations. As a well capitalized institution, the Bank is not subject to various sanctions that may be imposed on undercapitalized institutions. As long as the Bank is well capitalized or adequately capitalized, it may be eligible for expedited treatment of its regulatory applications and lower examination and deposit insurance assessment rates.

         OTS rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The OTS has indefinitely postponed implementation of the interest rate risk component, and the Bank has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

         DIVIDEND AND OTHER CAPITAL DISTRIBUTION LIMITATIONS. OTS regulations will require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company. The OTS may prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect would be to reduce the Bank regulatory capital below the amount required for the liquidation account to be established at the time of the conversion.

         Savings associations must submit notice to the OTS prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders in another institution in a cash merger) if (a) they would not be well capitalized after the distribution, (b) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (c) the association is a subsidiary of a holding company. A savings association must make application to the OTS to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceed the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the OTS.

         A savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be undercapitalized (i.e., not meet any one of its minimum regulatory capital requirements). Further, a savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a Qualified Thrift Lender test. To satisfy the test, the Bank must either (i) qualify as a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of our total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) maintain at least 65% of the Bank's portfolio assets (total assets less intangible assets, property we use in conducting our business and liquid assets in an amount not exceeding 20% of total assets) in Qualified Thrift Investments. Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed and other securities related to domestic, residential real estate or manufactured housing. The shares of stock the Bank owns in the FHLB of Cincinnati also qualify as Qualified Thrift Investments. Subject to an aggregate limit of 20% of portfolio assets, we may also count the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans originated for sale, (ii) investments in the capital stock or obligations of any service corporation or operating subsidiary as long as such subsidiary derives at least 80% of its revenues from domestic housing related activities, (iii) 200% of the dollar amount of loans and investments to purchase, construct or develop "starter homes," subject to certain other restrictions, (iv) 200% of the dollar amount of loans for the purchase, construction or development of domestic residential housing or community centers in "credit needy" areas or loans for small businesses located in such areas, (v) loans for the purchase, construction or development of community centers, (vi) loans for personal, family, household or educational purposes, subject to a maximum of 10% of portfolio assets, and (vii) shares of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association stock.

         If the Bank satisfies the test, the Bank will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. If the Bank does not satisfy the test, it may lose its borrowing restrictions and be subject to activities and branching restrictions applicable to national banks. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2003, the Bank was in compliance with the Qualified Thrift Lender requirement.

         TRANSACTIONS WITH AFFILIATES. Generally, transactions between a savings institution and its affiliates are subject to certain limitations. Such transactions must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. The Bank's affiliates include the Company and any company which would be under common control with the Bank. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institution as affiliates on a case-by-case basis.

         LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's loans to its directors, executive officers and, subsequent to the conversion, our principal stockholders may not be made on terms more favorable than those afforded to other borrowers, except loans made as part of a benefit or compensation program widely available to the Bank's employees and which does not give more preferential terms to directors, executive officers or principal stockholders than to other employees. In addition, the Bank cannot make loans in excess of certain levels to directors, executive officers or 10% or greater stockholders (or any of their affiliates) unless the loan is approved in advance by a majority of the Board of Directors with any "interested" director not voting. We are also prohibited from paying any overdraft of any of our executive officers or directors. We are also subject to certain other restrictions on the amount and type of loans to executive officers and directors and must annually report such loans to our regulators.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of Cincinnati, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 2003, the Bank had $660,000 in FHLB stock, at cost, which was in compliance with this requirement.

         FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time certificates. At December 31, 2003, the Bank's reserves met the minimum level required by the Federal Reserve System.

REGULATION OF THE COMPANY

         GENERAL. The Company is registered and required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the Bank's depositors and not for the benefit of stockholders. The Company is also required to file certain reports with, and comply with the rules and regulations of, the SEC under the federal securities laws.

         ACTIVITIES RESTRICTIONS. As a savings and loan holding company formed after May 4, 1999, the Company and its non-savings association subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the Gramm-Leach-Bliley Act (the "GLB Act"), the non-banking activities of the Company are restricted to certain activities specified by statute or OTS regulation, which include performing services and holding properties used by a savings association subsidiary, activities authorized for multiple savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         RESTRICTIONS ON ACQUISITIONS. The Company must obtain approval from the OTS before acquiring control of any other savings institution or savings and loan holding company, substantially all the assets thereof or in excess of 5% of the outstanding shares of another savings institution or savings and loan holding company. The Company's directors and officers or persons owning or controlling more than 25% of the Company's stock must also obtain approval of the OTS before acquiring control of any savings institution or savings and loan holding company.

         The OTS may only approve acquisitions that will result in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal
Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

ITEM 2.   DESCRIPTION OF PROPERTY
---------------------------------

         The following table sets forth certain information regarding our two offices.

                                                        BOOK VALUE AT
                               YEAR       OWNED OR       DECEMBER 31,       APPROXIMATE
                              OPENED       LEASED           2003            SQUARE FOOTAGE
                              ------      --------      ---------------     ---------------
                                                      (DOLLARS IN THOUSANDS)
MAIN OFFICE:
2420 North Main Street
Madisonville, KY  42431        2004         Owned           $1,132             8,400

BRANCH OFFICE:
240 South Main Street
Madisonville, KY 42431         1959         Owned           $ 821              4,200

         The book value of the Bank's investments in premises and equipment totaled $1,953,000 at December 31, 2003. See Note 5 of Notes to Consolidated Financial Statements.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

         We are, from time to time, a party to legal proceedings arising in the ordinary course of our business, including legal proceedings to enforce our rights against borrowers. We are not currently a party to any legal proceedings which are expected to have a material adverse effect on our financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-------------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2003.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

         MARKET INFORMATION. The Company's common stock is traded on the Over-the-Counter Electronic Bulletin Board ("OTCBB") under the symbol: "CFBC." The following table sets forth high and low sales information reported on the OTCBB for the Common Stock for each quarter since the Common Stock began trading on June 26, 2003. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

      2003                             HIGH             LOW
      ----                             ----             ---
      Fourth Quarter                  $13.90           $12.25
      Third Quarter                    13.00            12.00
      Second Quarter                   12.00            12.00

         HOLDERS. As of March 23, 2004, there were 138 record holders of the Common Stock.

         DIVIDENDS. The Company has not paid any dividends on the Common Stock. The Company's ability to pay dividends is dependent on the receipt of dividends from the Bank. The Bank is subject to certain restrictions on the payment of dividends pursuant to federal banking law.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
--------------------------------------------------------------------

                                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                 2003            2002              2001
                                                              ---------         --------         ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA:
     Assets.................................................  $  42,541         $ 29,968         $  29,530
     Loans receivable, net..................................     35,066           25,710            22,158
     Cash and cash equivalents..............................      1,109              758             2,307
     Investment securities:
         Available-for-sale.................................      1,976               --               754
         Held-to-maturity...................................      1,424            1,902             3,070
     Deposits...............................................     33,172           28,128            26,611
     Advances from Federal Home Loan Bank...................      5,000               --             1,000
     Stockholders' equity...................................      4,209            1,749             1,838

SELECTED OPERATIONS DATA:
     Interest income........................................  $   2,182         $  1,941         $   2,018
     Interest expense.......................................        833              961             1,234
                                                              ---------         --------         ---------
         Net interest income................................      1,349              980               784
     Provision for loan losses..............................         82               18                94
                                                              ---------         --------         ---------
         Net interest income after provision for
             loan losses....................................      1,267              962               690
     Other income...........................................        195               73               130
     Other expenses.........................................      1,564            1,109               978
                                                              ---------         --------         ---------
         Income (loss) before federal income tax
             expense (benefit)..............................       (102)             (74)             (158)
     Federal income tax expense (benefit)...................       (116)              10               (33)
                                                              ---------         --------         ---------
         Net income (loss)..................................  $      14         $    (84)        $    (125)
                                                              =========         ========         =========
PERFORMANCE RATIOS:
     Return on average assets...............................       0.03%           (0.28)%           (0.43)%
     Return on average equity...............................       0.33            (4.50)            (6.41)
     Interest rate spread...................................       3.20             3.44              2.73
     Net interest margin....................................       3.43             3.54              2.94
     Ratio of average interest-earning assets to average
        interest-bearing liabilities........................     110.83           102.59            104.49
     Ratio of noninterest expense to average total assets...       3.78             3.66              3.40

ASSET QUALITY RATIOS:
     Nonperforming assets to total assets at end of period..       0.11             0.29              0.22
     Nonperforming loans to total loans at end of period....       0.13             0.33              0.21
     Allowance for loan losses to total loans at end
        of period...........................................       0.51             0.44              0.47
     Allowance for loan losses to nonperforming loans
        at end of period....................................     376.99           123.26            223.40
     Net charge-offs to average loans outstanding...........       0.02             0.07              0.24

CAPITAL RATIOS:
     Equity to total assets at end of period................       9.89             5.84              6.22
     Average equity to average assets.......................      10.03             6.16              6.78
     Tangible capital.......................................       9.73             5.83              6.21
     Core capital...........................................       9.73             5.83              6.21
     Total risk-based capital...............................      18.91            11.12             13.90

         Management's discussion and analysis of financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations. The information in this section should also be read with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included elsewhere in this document.

OVERVIEW

         The Bank's results of operations depend primarily on net interest income, which is determined by (i) the difference between rates of interest the Bank earns on interest-earning assets and the rates it pays on interest-bearing liabilities (interest rate spread), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's results of operations are also affected by non-interest expense, including primarily compensation and employee benefits, federal deposit insurance premiums, office occupancy costs and data processing costs. The Bank's results of operations also are affected significantly by general and economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond our control.

         The Bank historically followed a conservative business strategy, using local deposits to fund residential first mortgages on properties in Madisonville and the surrounding area. Like many traditional thrifts, however, the Bank experienced ever-increasing competition for the more credit-worthy borrowers who had been its principal customers, as the standardization of mortgage lending has drawn numerous non-bank competitors to the field. The increased competition for mortgage loans not only eroded the Bank's share of the mortgage market but also squeezed the overall profitability of its mortgage lending.

         As its mortgage lending volume declined in the 1990s, the Bank began devoting a larger percentage of its assets to investments in U.S. government and federal agency securities. Because these investments generally have lower yields than residential mortgages, the Bank found its net interest income shrinking until it was no longer adequate to cover its non-interest expenses, and starting in 1998, the Bank began experiencing progressively larger operating losses. These losses significantly eroded the Bank's capital base to the point that the Board did not believe that the Bank had adequate capital resources for further growth.

         In 2001, the Board of Directors engaged an executive search firm to find a new chief executive officer with experience in bank turn-arounds and Mr. William Tandy was hired in November of that year. Mr. Tandy had previously been involved in three bank turn-arounds.

         The Bank has sought to improve the yield on its interest-earning assets by shifting a greater percentage of assets from lower yielding investments into higher yielding loans and has begun to diversify the portfolio into commercial and multi-family real estate loans. These loans generally have higher yields than one- to four-family mortgages but often involve more credit and other risks. The Bank has similarly sought to control interest expense by reducing its reliance on higher rate, long-term certificates of deposit. In 2003, the Bank converted to the stock form and raised approximately $2.5 million in new capital which has allowed the Bank to significantly grow its assets. As the result of these efforts, net interest income has improved from $980,000 in the year ended December 31, 2002 to $1.3 million in 2003.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

       ALLOWANCE  FOR  LOAN  LOSSES.   The  Company's   consolidated   financial
statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

         The loan portfolio also represents the largest asset type on the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under Asset Quality below.

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

         Based on the procedures discussed above, management is of the opinion that the reserve of $181,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at December 31, 2003.

       DEFERRED INCOME TAXES. We have a deferred tax asset of $128,000. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At December 31, 2003, there is no valuation allowance established. The deferred tax asset will be utilized to offset future taxable income. The estimate of the realizable amount of this asset is a critical accounting policy.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2003 AND DECEMBER 31, 2002

         Total assets increased by approximately $12.6 million, or 42.0%, to $42.6 million at December 31, 2003 from $30.0 million at December 31, 2002. The Bank's gross loan portfolio grew by $9.6 million, or 36.9%, from $26.0 million at December 31, 2002 to $35.1 million at December 31, 2003. The increase in loans was principally the result of one- to four-family first mortgage loan originations which expanded this portion of the portfolio by $7.4 million, or 33.0%, to $29.7 million. Also contributing to asset growth was a larger investment securities portfolio, which increased $1.5 million, or 78.8%, to $3.4 million at December 31, 2003 from $1.9 million at December 31, 2002. Cash and cash equivalents also increased to $1.1 million at December 31, 2003 from $758,000 at December 31, 2002, an increase of $351,000, or 46.3%. The increases in these asset categories reflect management's decision to improve the Company's liquidity position. Net premises and equipment increased $1.2 million, or 152.7% as a result of the purchase and renovation of the new main office.

         Funding for the Bank's loan growth also came from increased deposits, which increased by $5.1 million, or 17.9%, from $28.1 million at December 31, 2002 to $33.2 million at December 31, 2003. The Bank's deposit growth was primarily attributable to NOW accounts and certificates of deposit under $100,000.

         Stockholders' equity increased $2.5 million, or 140.6%, to $4.2 million at December 31, 2003, primarily due to the sale of 277,725 shares of common stock at $10 per share as part of the Bank's conversion to stock form. Stockholders' equity also benefited from $14,000 in earnings. Equity was reduced by $24,000 due to a change in unrealized gain on available-for-sale securities, net of tax benefits.

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2003 AND
2002

         GENERAL. Net income for the year ended December 31, 2003 increased to $14,000 compared to a net loss of $84,000 for the year ended December 31, 2002. The increase in net income was primarily attributable to a federal income tax benefit of $116,000 which the Company was able to recognize as a result of its improved earnings position. The tax benefit helped offset increased non-interest expenses resulting from the growth of the Bank and the conversion to a new data processor. Net interest income increased approximately $369,000, or 37.7%, to $1.3 million compared to approximately $980,000 for the 2002 fiscal year. The increase in net interest income was driven by growth in the loan portfolio.

         NET INTEREST INCOME. The primary component of the Bank's net income is its net interest income, which is the difference between interest income earned on loans and investments and interest expense paid on the deposits and borrowings used to fund the interest earning assets. Net interest income is determined by the spread between the yields earned on the Bank's interest-earning assets and the rates paid on interest-bearing liabilities as well as the relative amounts of such assets and liabilities. Net interest income divided by average interest-earning assets represents the Bank's net interest margin.

         For the year ended December 31, 2003, net interest income increased approximately $369,000, or 37.7%, compared to the prior year. The improvement in net interest income reflects increased interest income and reduced interest expense. Interest income increased approximately $241,000, or 12.4%, for the year ended December 31, 2003, while interest expense decreased approximately $128,000, or 13.3%. The average yield on interest-earning assets declined 151 basis points to 5.49% while the average cost of interest-bearing liabilities fell 133 basis points to 2.23%. As a result of these rate movements, the Bank's interest rate spread decreased to 3.26% for 2003, compared to 3.44% for 2002. The declines in average yields and costs both reflect a significant decline in interest rates between the periods as the Federal Reserve cut short-term interest rates a record 12 times. Also contributing to the improvement in net interest income was a $12.0 million, or 43.4%, increase in the volume of interest-earning assets and in the percentage of interest-earning assets represented by loans, as the Bank emphasized the origination of loans while at the same time increasing the investment portfolio and available cash to maintain an adequate liquidity position. As a result of the increase in volume of interest-earning assets, the ratio of average interest-earning assets to average interest-bearing liabilities increased to 110.83% from 102.59% in 2002 as average interest-bearing liabilities increased by $8.5 million, or 31.5%, during the period. Reflecting the decrease in the net interest spread, however, the Bank's net interest margin narrowed to 3.43% for fiscal year 2003 from 3.54% for fiscal year 2002.

         During the year ended December 31, 2003, the Bank reported net interest income, before provision for loan losses, of $1.3 million. Interest income consisted of $2.0 million in interest and fees on loans, $116,000 in interest on investment securities, and $26,000 in dividends on FHLB stock, totaling $2.2 million, while interest expense, which consisted of $815,000 in interest on deposits and $18,000 in interest on FHLB advances and other borrowings, totaled $833,000.

         During the year ended December 31, 2002, the Bank reported net interest income, before provision for loan losses, of $980,000. Interest income consisted of $1.7 million in interest and fees on loans, $169,000 in interest on investment securities, $29,000 in dividends on FHLB stock and $13,000 in other interest and totaled $1.9 million, while interest expense, which consisted of $949,000 in interest on deposits and $12,000 in interest on FHLB advances and other borrowings, totaled $961,000.

         The following table sets forth certain information relating to our average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at the date and for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented.

                                                                         YEAR ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------
                                                              2003                                    2002
                                                ----------------------------------      ---------------------------------
                                                                           AVERAGE                                AVERAGE
                                                AVERAGE                    YIELD/       AVERAGE                   YIELD/
                                                BALANCE      INTEREST        COST       BALANCE      INTEREST       COST
                                                -------      --------     ---------     -------      --------     -------
                                                                         (DOLLARS IN THOUSANDS)
   Interest-earning assets:
    Loans receivable, net(1)..................    $34,470        $2,040       5.92%       $ 23,012     $ 1,731        7.52%
    Investment securities.....................      3,425           116       3.39           2,939         169        5.75
    Other investments.........................      1,489            26       1.75           1,763          41        2.33
                                                  -------        ------                   --------     -------
       Total interest-earning assets..........     39,384         2,182       5.54          27,714       1,941        7.00
   Non-interest-earning assets................      2,307                                    2,567
                                                  -------                                 --------
       Total assets...........................    $41,691                                 $ 30,281
                                                  =======                                 ========
   Interest-bearing liabilities:
    Deposits..................................    $31,518           815       2.59        $ 26,485         949        3.58
    Borrowings................................      4,016            18       0.45             530          12        2.26
                                                  -------        ------                   --------     -------
       Total interest-bearing liabilities.....     35,534           833       2.34          27,015         961        3.56
   Non-interest-bearing liabilities...........      1,845                                    1,401
                                                  -------                                 --------
       Total liabilities......................     37,379                                   28,416
   Total equity...............................      4,312                                    1,865
                                                  -------                                 --------
       Total liabilities and equity...........    $41,691                                 $ 30,281
                                                  =======                                 ========
   Net interest income........................                   $1,349                               $    980
                                                                 ======                               ========
   Interest rate spread.......................                                3.20%                                  3.44%
                                                                            ======                                 ======
   Net interest margin........................                                3.43%                                  3.54%
                                                                            ======                                 ======
   Ratio of average interest-earning assets to
      Average interest-bearing liabilities....                              110.83%                                102.59%
                                                                            ======                                 ======

________________
(1) Non-accrual loans are included in average balances, less allowance for loan losses and deferred fees.

         The table below sets forth certain information regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by old rate); and (ii) changes in rate (change in rate multiplied by old volume). Changes in rate-volume (changes in rate multiplied by the changes in volume) are allocated between changes in rate and changes in volume proportionately.

                                            YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                            -----------------------    -----------------------
                                                2003 VS. 2002              2002 VS. 2001
                                            -----------------------    -----------------------
                                              INCREASE (DECREASE)       INCREASE (DECREASE)
                                                    DUE TO                    DUE TO
                                            -----------------------    -----------------------
                                            VOLUME   RATE    TOTAL    VOLUME   RATE     TOTAL
                                            ------   ----    ------    -----   ----     ------
                                                             (IN THOUSANDS)
Interest income:
   Loans...................................$  546   $(237)   $ 309    $ 210    $(128)   $  82
   Investment securities...................    51    (104)     (53)     (93)     (24)    (117)
   Other investments.......................     1     (16)     (15)      (5)     (37)     (42)
                                           ------   -----    -----    -----    -----    -----
      Total interest-earning assets........   598    (357)     241      112     (189)     (77)
                                           ------   -----    -----    -----    -----    -----

Interest expense:
   Deposits................................$  124   $(258)   $(134)   $  67    $(329)   $(262)
   Borrowings..............................    18     (11)       7     --        (12)     (12)
                                           ------   -----    -----    -----    -----    -----
      Total interest-bearing
        liabilities .......................   142    (269)    (128)      67     (341)    (274)
                                           ------   -----    -----    -----    -----    -----
Change in net interest income..............$  456   $ (88)   $ 369    $  45    $ 152    $ 197
                                           ======   =====    =====    =====    =====    =====


         PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 2003 was $82,000, compared to $18,000 for the year ended December 31, 2002. Net charge-offs for the year ended December 31, 2003 were $7,000 (0.02% of average loans), compared to $17,000 (0.07% of average loans) during the year ended December 31, 2002. The ratio of the allowance for loan losses to total loans was 0.51% at December 31, 2003 compared to 0.44% at December 31, 2002. The allowance for loan losses is management's estimate of probable inherent credit losses in the loan portfolio at the balance sheet date. The Bank determines the allowance based on ongoing evaluations. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the statement of operations. Loans deemed to be uncollectible are charged against the allowance. Recoveries of loans previously charged off are credited to the allowance. The Bank increased the amount of the allowance allocated to various forms of consumer loans, and reduced the proportion allocated to residential first mortgages reflecting changes in the portfolio. Reserves are provided for consumer and residential loans based on average loss experience, applied to the outstanding balance in each category. Specific reserves are determined for loans classified as special mention, substandard or doubtful. Specific reserves are determined on a loan by loan basis. As the loan portfolio diversifies to include more commercial and multi-family real estate loans, future charge-off rates may differ from historical rates, necessitating revisions to the estimate.

         OTHER INCOME. Other income for the year ended December 31, 2003 was $195,000, compared to $73,000 for the year ended December 31, 2002, an increase of approximately $122,000, or 167.1%. Other income increased primarily due to an approximate $115,000 increase in service charges and fees. Service and fee charges include various fees charged in connection with the origination and pay-off of residential mortgage loans which increased substantially during 2003. Contributing also to the increase in other income was an increase in the secondary market lending area. The Bank originated $1.7 million and $184,000 in mortgage loans as agent for secondary market investors during fiscal years 2003 and 2002. In these transactions, the Bank takes the application from its customer and transmits it to the secondary market investor, which underwrites the loan. The Bank may also order credit reports, appraisals and title searches. The loans are closed in the name of and funded by the secondary market investor, and the Bank does not advance any funds to the customer. For its services, the Bank receives a fee from the secondary market investor based on the loan amount.

         OTHER EXPENSES. Other expenses for the year ended December 31, 2003 were $1.6 million compared to $1.1 million for the year ended December 31, 2002, an increase of approximately $500,000, or 45.5%. The increase in other expenses is attributable to the Bank's growth, the costs of operating as a public company and expenses associated with the conversion to a new data processor. Included were increases in compensation and benefits expense, which increased approximately $130,000, or 28.8%, as the Bank added staff, and an increase in occupancy expense (which increased approximately $55,000, or 49.7%) related to the higher depreciation expense associated with the Bank's new main office. Also contributing to the increase in other expenses were increases in advertising (up approximately $26,000, or 38.9%) and office supplies expenses (up approximately $12,000, or 22.8%), each reflecting the change in the Bank's name and associated promotional activity. The Bank experienced increases in expenses related to payroll and other taxes (up approximately $13,000, or 22.2%) and insurance premiums (up approximately $5,000, or 22.8%) due to Bank growth. Data processing expense increased approximately $56,000, or 34.8%, which the Bank attributes to growth. The Company also incurred approximately $107,000 in expenses related to the termination of its contract with its prior data processor in the fourth quarter. Although the conversion is expected to result in some additional expense while the transition to the new system is underway, management believes that the new data processor will be more economical in the long run. Also contributing to increased expenses were higher professional fees (up approximately $24,000, or 75.0%) reflecting the increased costs of operating as a public company, and increased other operating expenses (up approximately $27,000, or 31.0%).

         INCOME TAX EXPENSE (BENEFIT). For the year ended December 31, 2003, the Bank incurred a federal tax benefit of $116,000, compared to a $10,000 federal tax expense during 2002. The Bank provides for both the current and deferred tax effects of the transactions reported in its financial statements and establishes deferred tax assets and liabilities for the temporary differences and establishes financial reporting and tax bases of its assets and liabilities. The Bank, however, establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings and other factors, the Bank determined in 2002 that it was appropriate to establish a valuation allowance for its net deferred tax assets. During 2003, the Bank determined that it was more likely than not that some or all of the net deferred tax assets would be realizable and the valuation allowance was reversed.

MARKET/INTEREST RATE RISK DISCLOSURE

         QUALITATIVE DISCLOSURE. The Bank's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest-rate sensitive and by monitoring the expected effects of interest rate changes on our net portfolio value.

         An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If assets mature or reprice more quickly or to a greater extent than liabilities, the net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if our assets mature or reprice more slowly or to a lesser extent than liabilities, the net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The Bank's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of our earnings to material and prolonged changes in interest rates.

         The Bank's primary method of managing interest rate risk is to emphasize the origination of ARM loans. The Bank's ARM loans provide that the interest rate will adjust every 1, 3, 5 or 7 years. The terms of these loans generally limit the amount of any single rate change to a maximum of 2% and also provide that the rate may not increase above a "ceiling" rate established at the time the loan is made, nor below a floor rate which is the initial rate on the loan. At December 31, 2003, approximately 81.5% of the Bank's mortgage loan portfolio had adjustable rates. It also purchases, investment securities with relatively short maturities, normally three years or less. At December 31, 2003, approximately 82.7% of the Bank's investment portfolio had a maturity of five years or less. The Bank monitors its deposit rates on a weekly basis to ensure that it remains competitive.

         QUANTITATIVE DISCLOSURE. The Bank measures its interest rate sensitivity using the OTS's measurement system. The OTS measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. Because of the current level of interest rates, the OTS does not calculate the effect of a decline in interest rates greater than 100 basis points. The following table presents the interest rate sensitivity of the Bank's NPV at December 31, 2003, as calculated by the OTS, which is based upon quarterly information that it voluntarily provided to the OTS.

                                                                 NPV AS % OF PRESENT VALUE
                             NET PORTFOLIO VALUE                       OF  ASSETS
                       ---------------------------------        ---------------------------
CHANGE                                                                          BASIS POINT
IN RATES               $ AMOUNT      $ CHANGE   % CHANGE        NPV RATIO         CHANGE
--------               --------      --------   --------        ---------         ------
                                  (DOLLARS IN THOUSANDS)
+300 bp                $ 3,235     $ (1,880)      -37%            7.85%           -374 bp
+200 bp                  4,054       (1,061)      -21             9.57            -202 bp
+100 bp                  4,698         (417)       -8            10.84             -75 bp
   0 bp                  5,115                                   11.59
-100 bp                  5,295           180       +4            11.85             +26 bp

         The Board of Directors has established a policy setting forth maximum NPV variances as a result of such instantaneous and permanent changes in interest rates. At December 31, 2003, the Bank's interest rate sensitivity was within the policy established by the Board.

         While we cannot predict future interest rates or their effects on the Bank's NPV or net interest income, we do not expect current interest rates to have a material adverse effect on the Bank's NPV or net interest income in the near future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit runoff and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as ARM loans, generally have features which restrict changes in interest rates on a short-term basis and over the life of the loan. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Although the Bank underwrites its adjustable-rate borrowers on the basis of the maximum rate allowed under their loan agreements, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

         The Board of Directors reviews the Bank's asset and liability policies. The Board of Directors meets regularly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management administers the policies and determinations of the Board of Directors with respect to the Bank's asset and liability goals and strategies. We expect that the Bank's asset and liability policies and strategies will continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently has no operating business other than that of the Bank and does not have material funding needs. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

     The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits and funds provided from operations. The Bank is also able to obtain advances from the FHLB of Cincinnati, although historically the Bank has done this rarely. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing time certificates and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

     Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on our commitments to make loans and management's assessment of our ability to generate funds.

     A major portion of our liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon our operating, investing, lending and financing activities during any given period. At December 31, 2003, cash and cash equivalents totaled $1.1 million.

     The Bank's primary investing activities include origination of loans and purchases of investment and mortgage-backed securities. During the years ended December 31, 2003 and 2002, purchases of investment and mortgage-backed securities totaled $2.0 million and $500,000, respectively, while loan originations totaled $21.4 million and $11.9 million, respectively. These investments were funded in part by proceeds from repayments of loans, maturities and calls of investment and mortgage-backed securities and an increase in deposits for the years ended December 31, 2003 and 2002.

     At December 31, 2003, we had $314,000 in outstanding commitments to originate loans. We anticipate that the Bank will have sufficient funds available to meet its current loan origination commitments. Time certificates which are scheduled to mature in one year or less totaled $12.4 million at December 31, 2003. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that it will do so. In the event the Bank is unable to retain these deposits, it may seek replacement funding through the FHLB of Cincinnati or other sources.

     The Bank relies primarily on local deposits for its funding needs. In order to finance loan growth, the Bank may also borrow from the FHLB of Cincinnati. At December 31, 2003, the Bank had $2.5 million in unused borrowing capacity at the FHLB of Cincinnati.

     The Bank is subject to federal regulations that impose certain minimum capital requirements. For a discussion on such capital levels, see "Regulation -- Regulation of the Bank -- Regulatory Capital Requirements."

RECENT ACCOUNTING PRONOUNCEMENTS

     The Bank has reviewed recently issued pronouncements which could be expected to impact financial institutions including:

     o SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities"
     o    SFAS No. 147 "Acquisition of Certain Financial Institutions"
     o    SFAS No. 148 "Accounting for Stock Based Compensation"
     o SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"
     o SFAS Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"
     o    SFAS's  Interpretation  No. 46  "Consolidation  of  Variable  Interest
          Entities"

These recently issued pronouncements are not expected to have a material impact on the Bank as the GAAP requirements either are not applicable to the Bank or the impact is insignificant.

IMPACT OF INFLATION AND CHANGING PRICES

         The Bank's financial statements and the accompanying notes presented elsewhere in this document, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

         The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES.
---------------------------------

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be provided to any person without charge upon written request to Michael D. Wortham, Chief Financial Officer, Community First Bancorp, Inc., 2420 North Main Street, Madisonville, Kentucky 42431.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

     (A)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders" of the Proxy Statement.

     (B)  SECURITY OWNERSHIP OF MANAGEMENT

          Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

     (C)  CHANGES IN CONTROL

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

     (D)  SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

          The information required by this item is set forth below.

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                   (a)                  (b)                  (c)
                                                                                             NUMBER OF SECURITIES
                                          NUMBER OF SECURITIES      WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                                            TO BE ISSUED UPON      EXERCISE PRICE OF     FUTURE ISSUANCE UNDER EQUITY
                                               EXERCISE OF            OUTSTANDING       COMPENSATION PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,     OPTIONS, WARRANTS       SECURITIES REFLECTED IN
                                           WARRANTS AND RIGHTS         AND RIGHTS                COLUMN (A))
                                          --------------------     ------------------   ------------------------------
    Equity compensation plans
      approved by security holders:                 na                    na                         na

    Equity compensation plans
      not approved by security
      holders:                                      na                    na                         na

         TOTAL


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

     (a)  EXHIBITS.  The  following  exhibits  are either  filed as part of this
          --------
Annual Report on Form 10-KSB or incorporated herein by reference:

         NO.      DESCRIPTION
         --       -----------
         3.1      Articles of Incorporation of Community First Bancorp, Inc. *
         3.2      Bylaws of Community First Bancorp, Inc. *
         4        Form of Common Stock Certificate of Community First Bancorp, Inc. *
         10.1     Employment Agreement between Community First Bank and William M. Tandy + **
         21       Subsidiaries of the Registrant
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

______________________
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226) originally filed with the Securities and Exchange Commission on April 1, 2003.
** Incorporated by reference from Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-104226) filed with the Securities and Exchange Commission on May 5, 2003.
+        Management or compensatory plan required to be filed as an exhibit.

     (b) REPORTS ON FORM 8-K. No current  reports on Form 8-K were filed  during
         -------------------
the last quarter of the fiscal year covered by this report.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

         The information set forth under the caption "Independent Auditors" in the Proxy Statement is incorporated herein by reference.


                          COMMUNITY FIRST BANCORP, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                         PAGE
Independent Auditor's Report............................................. F-1
Consolidated Statements of Financial Condition........................... F-2
Consolidated Statements of Operations.................................... F-3
Consolidated Statements of Stockholders' Equity.......................... F-4
Consolidated Statements of Cash Flows.................................... F-5
Notes to Consolidated Financial Statements............................... F-6

                                [BKD Letterhead]



                         Independent Accountants' Report


Board of Directors and Stockholders
Community First Bancorp, Inc.
Madisonville, Kentucky

We have audited the accompanying consolidated balance sheets of Community First Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the management of Community First Bancorp, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First Bancorp, Inc. and Subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                              /s/ BKD, LLP


Louisville, Kentucky
February 26, 2004

                          Community First Bancorp, Inc.
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002

Assets

                                                                                   2003                2002
                                                                            ----------------------------------------

        Cash and due from banks                                               $      1,068,146   $        269,937
        Interest-bearing demand deposits                                                15,916            463,189
        Interest-bearing time deposits                                                  25,000             25,000
                                                                              ----------------   ----------------

               Cash and cash equivalents                                             1,109,062            758,126

        Held-to-maturity securities                                                  1,424,067          1,901,750
        Available-for-sale securities                                                1,975,718                 --

        Loans receivable, net of the allowance for loan loss of $180,955
          and $105,868, for December 31, 2003 and 2002, respectively                35,066,142         25,709,770
        Premises and equipment, net                                                  1,952,549            772,662
        Federal Home Loan Bank (FHLB) stock                                            659,600            634,100
        Interest receivable                                                            159,150            135,220
        Deferred income taxes                                                          127,677                 --
        Other assets                                                                    67,499             56,197
                                                                              ----------------   ----------------

               Total assets                                                   $     42,541,464   $     29,967,825
                                                                              ================   ================

Liabilities and Stockholders' Equity

    Liabilities
        Deposits                                                              $     33,171,526   $     28,128,252
        FHLB advance                                                                 5,000,000                 --
        Interest payable and other liabilities                                         161,171             90,707
                                                                              ----------------   ----------------

               Total liabilities                                                    38,332,697         28,218,959
                                                                              ----------------   ----------------

    Stockholders' Equity
        Preferred stock, $.01 par value, authorized 1,000,000 shares                        --                 --
        Common stock, $.01 par value; authorized 5,000,000 shares
          authorized; 277,725 shares, issued and outstanding 2003                        2,777                 --
        Additional paid-in capital                                                   2,466,428                 --
        Retained earnings - substantially restricted                                 1,763,045          1,748,866
        Accumulated other comprehensive loss                                           (23,483)                --
                                                                              ----------------   ----------------

               Total stockholders' equity                                            4,208,767          1,748,866
                                                                              ----------------   ----------------

               Total liabilities and stockholders' equity                     $     42,541,464   $     29,967,825
                                                                              ================   ================

See Notes to Consolidated Financial Statements                               F-2

                          Community First Bancorp, Inc.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2003 and 2002

                                                                                   2003                2002
                                                                            ----------------------------------------
    Interest and Dividend Income
        Loans                                                                 $      2,039,805   $      1,730,628
        Investment securities                                                          116,391            169,222
        Dividends on FHLB stock                                                         25,743             28,503
        Other                                                                               --             12,523
                                                                              ----------------   ----------------

               Total interest and dividend income                                    2,181,939          1,940,876
                                                                              ----------------   ----------------

    Interest Expense
        Deposits                                                                       814,722            948,879
        FHLB advances                                                                   17,848             11,314
        Other borrowings                                                                    --                568
                                                                              ----------------   ----------------

               Total interest expense                                                  832,570            960,761
                                                                              ----------------   ----------------

    Net Interest Income                                                              1,349,369            980,115
                                                                              ----------------   ----------------

    Provision for Loan Losses                                                           82,000             18,200
                                                                              ----------------   ----------------

    Net Interest Income After Provision for Loan Losses                              1,267,369            961,915
                                                                              ----------------   ----------------

    Noninterest Income
        Service charges and fees                                                       177,013             63,543
        Loss on sale of fixed assets                                                    (3,277)            (4,030)
        Loss on sale of other real estate                                                   --             (3,762)
        Foreclosed real estate expense, net                                               (595)              (984)
        Insurance commissions and premiums                                               4,645              4,674
        Other income                                                                    17,593             13,571
                                                                              ----------------   ----------------

               Total noninterest income                                                195,379             73,012
                                                                              ----------------   ----------------

    Noninterest Expense
        Compensation and benefits                                                      580,014            450,225
        Directors fees                                                                  43,200             43,200
        Occupancy expense                                                              186,413            131,347
        Insurance premiums                                                              27,248             22,193
        Data processing                                                                217,400            161,329
        Advertising                                                                     91,361             65,753
        Office supplies and postage                                                     67,304             54,816
        Payroll and other taxes                                                         73,145             59,799
        Professional fees                                                               56,315             32,181
        Data processor conversion expenses                                             106,498                 --
        Other operating expenses                                                       115,251             88,005
                                                                              ----------------   ----------------

               Total noninterest expense                                             1,564,149          1,108,848
                                                                              ----------------   ----------------

See Notes to Consolidated Financial Statements

                                                                                   2003                2002
                                                                            ----------------------------------------

    Loss Before Income Tax                                                    $       (101,401)  $        (73,921)

    Provision (Credit) for Income Taxes                                               (115,580)            10,000
                                                                              ----------------   ----------------

    Net Income (Loss)                                                         $         14,179   $        (83,921)
                                                                              ================   ================

                          Community First Bancorp, Inc.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2003 and 2002

                                                                                            Accumulated
                                              Common Stock        Additional                    Other
                                       ------------------------    Paid-in      Retained    Comprehensive  Comprehensive
                                           Shares     Amount       Capital      Earnings    Income (Loss)  Income (Loss)   Total
                                       ---------------------------------------------------------------------------------------------
    Balance, January 1, 2002                    0    $       0   $         0   $ 1,832,787    $    5,375                $ 1,838,162

      Comprehensive income
        Net loss                               --           --            --       (83,921)           --    $   (83,921)    (83,921)
        Change in unrealized
          appreciation (depreciation)
          on available-for-sale
          securities, net of taxes             --           --            --            --        (5,375)        (5,375)     (5,375)
                                                                                                            -----------
           Total comprehensive loss                                                                         $   (89,296)         --
                                          -------    ---------   -----------   -----------    ----------    ===========  ----------
    Balance, December 31, 2002                  0            0             0     1,748,866             0                  1,748,866

      Comprehensive income
        Net income                             --           --            --        14,179            --    $    14,179      14,179
        Change in unrealized
          depreciation on
          available-for-sale
          securities, net of taxes             --           --            --            --       (23,483)       (23,483)    (23,483)
                                                                                                            -----------
           Total comprehensive loss                                                                         $    (9,304)         --
                                                                                                            ===========
      Issuance of stock                   277,725        2,777     2,466,428            --            --                  2,469,205
                                          -------    ---------   -----------   -----------    ----------                 ----------
    Balance, December 31, 2003            277,725    $   2,777   $ 2,466,428   $ 1,763,045    $  (23,483)                $4,208,767
                                          =======    =========   ===========   ===========    ==========                 ==========

See Notes to Consolidated Financial Statements                               F-4

                          Community First Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2003 and 2002

                                                                                   2003                2002
                                                                            ----------------------------------------
    Operating Activities
        Net income (loss)                                                     $         14,179   $        (83,921)
        Items not requiring (providing) cash
           Provision for loan losses                                                    82,000             18,200
           Depreciation, amortization and accretion                                     76,862             49,182
           Loss on sale of equipment                                                     3,277              4,030
           Loss on sale of other real estate owned                                          --              3,762
           Deferred income taxes                                                      (115,580)            10,000
           FHLB stock dividends                                                        (25,500)           (28,400)
        Changes in
           Interest receivable                                                         (23,930)            26,494
           Other assets                                                                (11,302)           (25,684)
           Interest payable and other liabilities                                       70,464              9,666
                                                                              ----------------   ----------------

               Net cash provided by (used in) operating activities                      70,470            (16,671)
                                                                              ----------------   ----------------

    Investing Activities
        Net change in loans                                                         (9,438,372)        (3,562,435)
        Purchases of held-to-maturity securities                                            --           (500,000)
        Purchases of available-for-sale securities                                  (2,014,155)                --
        Proceeds from maturities of held-to-maturity securities                        477,683          1,669,564
        Proceeds from maturities of available-for-sale securities                           --            749,000
        Purchase of premises and equipment                                          (1,257,419)          (410,635)
        Proceeds from the sale of foreclosed estate                                         --              5,338
        Proceeds from sale of premises and equipment                                       250                 --
                                                                              ----------------   ----------------

               Net cash used in investing activities                               (12,232,013)        (2,049,168)
                                                                              ----------------   ----------------

    Financing Activities
        Net increase in deposits                                                     5,043,274          1,517,028
        Repayment of FHLB advances                                                  (4,500,000)        (3,000,000)
        Proceeds from FHLB advances                                                  9,500,000          2,000,000
        Proceeds from issuance of stock                                              2,469,205                 --
                                                                              ----------------   ----------------

               Net cash provided by financing activities                            12,512,479            517,028
                                                                              ----------------   ----------------

    Increase (Decrease) in Cash and Cash Equivalents                                   350,936         (1,548,811)

    Cash and Cash Equivalents, Beginning of Year                                       758,126          2,306,937
                                                                              ----------------   ----------------

    Cash and Cash Equivalents, End of Year                                    $      1,109,062   $        758,126
                                                                              ================   ================

See Notes to Consolidated Financial Statements

                                                                                   2003                2002
                                                                            ----------------------------------------

    Supplemental Cash Flows Information

        Interest paid                                                         $        839,135   $        986,936

        Loans transferred to foreclosed real estate                           $              0   $          7,400

        Loans to facilitate sale of foreclosed real estate                    $              0   $         15,300

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


Note 1: Nature of Operations and Summary of Significant Accounting Policies


    Nature of Operations

        Community First Bancorp Inc. (Company) is a thrift holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Community First Bank (Bank). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers, primarily in Madisonville, Kentucky and the surrounding area. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.


    Principles of Consolidation

        The  consolidated  financial  statements  include  the  accounts  of the
        Company  and  the  Bank.  All  significant   intercompany  accounts  and
        transactions have been eliminated in consolidation.


    Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.


    Cash and Cash Equivalents

        The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.


    Investment Securities

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        Available-for-sale securities, which include any security for which the Bank has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        Held-to-maturity securities, which include any security for which the Bank has the positive intent and ability to hold until maturity, are carried at historical cost adjusted for amortization of premiums and accretion of discounts.

        Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.


    Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs and the allowance for loan losses. Interest income is reported on the interest method. Generally, loans are placed on nonaccrual status at 90 days past due and interest is considered a loss, unless the loan is well secured and in the process of collection.


    Allowance for Loan Losses

        The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

        The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

        A loan is considered  impaired when,  based on current  information  and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price or the fair value of the collateral if the loan is collateral dependent.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.


    Premises and Equipment

        Depreciable assets are stated at cost, less accumulated depreciation. Depreciation is changed to expense primarily using the straight-line method over the estimated useful lives of the related assets as follows:

           Buildings                                  39 - 50 years
           Building improvements                       7 - 40 years
           Furniture and equipment                     3 - 15 years


    Federal Home Loan Bank Stock

        Federal  Home  Loan  Bank  (FHLB)  stock is a  required  investment  for
        institutions  that  are  members  of  the  FHLB  system.   The  required
        investment in the common stock is based on a predetermined formula.


    Foreclosed Real Estate Held for Sale

        Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.


    Income Taxes

        Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.


    Earnings per Share

        The Bank converted to a stock savings bank in March 2003. Earnings per share for 2003 are not meaningful and are therefore not presented.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002


    Reclassifications

        Certain   reclassifications   have  been  made  to  the  2002  financial
        statements to conform to the 2003 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Conversion to Stock Ownership

        On June 26, 2003, the Bank consummated its conversion from a federally charted mutual savings bank to a federally chartered stock savings bank pursuant to the Bank's plan of conversion. Concurrent with the formation of the Company, the Company acquired 100% of the stock of the Bank and issued 277,725 shares of the Company's common stock, with $.01 par value, at $10.00 per share. Net proceeds of the Company's stock issuance, after cost of approximately $308,000, were approximately $2,469,000.


Note 3:  Investment Securities

        The amortized cost and approximate fair values of securities are as follows:

                                                               Gross Unrealized  Gross Unrealized  Approximate Fair
                                              Amortized Cost        Gains             Losses            Value
                                            -------------------------------------------------------------------------

           Available-for-sale Securities
               December 31, 2003
                  U. S. Government
                     agencies                 $   2,011,298     $           0     $        35,580   $   1,975,718
                                              =============     =============     ===============   =============

           Held-to-maturity Securities
               December 31, 2003
                  U. S. Government
                     agencies                 $   1,300,000     $     100,045     $            --   $   1,400,045
                  Mortgage-backed
                     securities                     124,067            11,048                  --         135,115
                                              -------------     -------------     ---------------   -------------

                                              $   1,424,067     $     111,093     $             0   $   1,535,160
                                              =============     =============     ===============   =============

               December 31, 2002
                  U. S. Government
                     agencies                 $   1,700,255     $      79,776     $            --   $   1,780,031
                  Mortgage-backed
                     securities                     201,495            15,433                  --         216,928
                                              -------------     -------------     ---------------   -------------

                                              $   1,901,750     $      95,209     $             0   $   1,996,959
                                              =============     =============     ===============   =============

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        The amortized cost and fair value of debt securities, including mortgage-backed securities at December 31, 2003, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Available-for-sale                  Held-to-maturity
                                                      Amortized           Fair          Amortized          Fair
                                                        Cost             Value            Cost             Value
                                                 ----------------------------------------------------------------------
                   Within one year                 $          --      $         --    $   1,300,000    $  1,400,045
                   One to five years                   1,511,298         1,489,718               --              --
                   Five to 10 years                      500,000           486,000               --              --
                                                   -------------      ------------    -------------    ------------
                                                       2,011,298         1,975,718        1,300,000       1,400,045
                   Mortgage-backed securities                 --                --          124,067         135,115
                                                   -------------      ------------    -------------    ------------

                                                   $   2,011,298      $  1,975,718    $   1,424,067    $  1,535,160
                                                   =============      ============    =============    ============

        Investment securities with a carrying value of approximately $35,000 and $0 at December 31, 2003 and 2002, respectively were pledged as collateral for certain customer deposits.

        Certain investments in debt and marketable equity securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2003, was $1,975,718, which is approximately 56% of the Bank's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

        Based on evaluation of available evidence, including recent changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

        Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

        The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003:

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

                                      Less than 12 Months          12 Months or More                 Total
                                  -------------------------------------------------------------------------------------
           Description of          Fair Value    Unrealized    Fair Value    Unrealized    Fair Value    Unrealized
             Securities                            Losses                      Losses                      Losses
        ---------------------------------------------------------------------------------------------------------------

         U. S. Government agencies  $1,975,718   $   35,580     $      --    $       --     $1,975,718   $   35,580
                                    ----------   ----------     ---------    ----------     ----------   ----------
             Total temporarily
                impaired
                securities          $1,975,718   $   35,580     $       0    $        0     $1,975,718   $   35,580
                                    ==========   ==========     =========    ==========     ==========   ==========


Note 4:  Loans Receivable and Allowance for Loan Losses

        Loans at December 31, 2003 and 2002, are summarized as follows:

                                                                                  2003                2002
                                                                            ----------------------------------------
           Real estate mortgage loans
               One-to-four family residential - first                         $     29,719,264   $     22,353,189
               One-to-four family residential - second                                 679,541            582,108
               Multi-family                                                            440,061            450,000
               Commercial                                                            2,421,368            798,107
               Construction                                                            547,365            206,400
           Other loans
               Consumer installment                                                    166,206            283,174
               Commercial                                                              177,308            101,777
               Automobile                                                              993,296            739,686
               Passbook                                                                295,390            238,158
               Overdrafts                                                                7,945             17,532
               Other                                                                   113,568            191,423
                                                                              ----------------   ----------------
                                                                                    35,561,312         25,961,554
           Less
               Unearned interest                                                            --                456
               Allowance for loan losses                                               180,955            105,868
               Loans in process                                                        314,215            145,460
                                                                              ----------------   ----------------

                  Net Loans                                                   $     35,066,142   $     25,709,770
                                                                              ================   ================


        Activity in the allowance for loan losses was as follows:

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

                                                                                   2003                2002
                                                                            ----------------------------------------

           Balance, beginning of year                                         $        105,868   $        105,000
               Provision charged to expense                                             82,000             18,200
               Losses charged off                                                       (8,675)           (24,936)
               Recoveries                                                                1,762              7,604
                                                                              ----------------   ----------------
           Balance, end of year                                               $        180,955   $        105,868
                                                                              ================   ================


        At December 31, 2003 and 2002, the total recorded investment in loans on nonaccrual amounted to approximately $27,560 and $53,000, respectively, and the total recorded investment in loans past due 90 days or more and still accruing interest amounted to approximately $20,100 and $33,000, respectively. At December 31, 2003 and 2002, there were no loans which were specifically classed as impaired loans.

        In the ordinary course of business, the Bank has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Bank. Loans to such borrowers, at December 31, are summarized as follows:

                                                                                   2003                2002
                                                                            ----------------------------------------
           Balance, beginning of year                                         $        453,096   $        172,241
               Loan proceeds                                                           311,233            359,884
               Payments                                                               (220,227)           (79,029)
                                                                              ----------------   ----------------

           Balance, end of year                                               $        544,102   $        453,096
                                                                              ================   ================


Note 5:  Premises and Equipment

        Major classifications of premises and equipment stated at cost, are as follows:

                                                                                   2003                2002
                                                                            ----------------------------------------

           Land                                                               $        181,649   $         73,649
           Buildings and improvements                                                1,541,986            735,348
           Furniture, fixtures and equipment                                           591,849            360,823
                                                                              ----------------   ----------------
                                                                                     2,315,484          1,169,820
           Less accumulated depreciation                                               362,935            397,158
                                                                              ----------------   ----------------

           Net premises and equipment                                         $      1,952,549   $        772,662
                                                                              ================   ================

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

Note 6:  Deposits

        Deposits at December 31, 2003 and 2002, are summarized as follows:

                                                      2003                               2002
                                       -----------------------------------------------------------------------
                                            Amount          Percentage         Amount          Percentage
                                       -----------------------------------------------------------------------

           Non-interest bearing
              demand                     $     1,681,941           5%       $     1,430,336            5%
           NOW accounts                        1,679,342           5              1,107,109            4
           Money market accounts               1,960,580           6              2,072,339            8
           Passbook savings                    3,438,191          10              3,168,832           11
           Time deposits                      24,411,472          74             20,349,636           72
                                         ---------------         ---        ---------------          ---

                                         $    33,171,526         100%       $    28,128,252          100%
                                         ===============         ===        ===============          ===

        Time deposit accounts in denominations of $100,000 or more were $2,407,383 and $3,536,007, at December 31, 2003 and 2002, respectively.

        At December 31, 2003, the scheduled maturities of time deposit were as follows:

           2004                                                               $     12,418,972
           2005                                                                      5,572,079
           2006                                                                      1,287,347
           2007                                                                      2,008,022
           2008                                                                      3,125,052
                                                                              ----------------

                                                                              $     24,411,472
                                                                              ================


        Interest expense on deposits for the years ended December 31, 2003 and 2002, are summarized as follows:

                                                                                   2003                2002
                                                                            ----------------------------------------

           Certificates of deposit                                            $        790,763   $        901,739
           Money market accounts                                                        10,615             24,573
           NOW accounts                                                                  2,710              4,406
           Passbook savings                                                             12,796             20,610
                                                                              ----------------   ----------------
                                                                                       816,884            951,328
           Less dividends retained for early withdrawal                                  2,162              2,449
                                                                              ----------------   ----------------
                                                                              $        814,722   $        948,879
                                                                              ================   ================

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        In the ordinary course of business, the Bank has continued to have transactions, including deposits, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates prevailing at the time, of comparable transactions with other persons. Deposits from officers and directors totaled $364,478 and $611,864, on December 31, 2003 and 2002, respectively.



Note 7:  Federal Home Loan Bank Advances

        Short-term debt as of December 31, 2003, consisted of a short-term fixed rate advance from FHLB. Advances totaling $5,000,000 at December 31, 2003, were set to mature at various dates over the first three months of 2004. The advance has a 1.09% variable interest rate. Advances from FHLB are collateralized with the Bank's mortgage portfolio to 135% of the balance of the note (blanket mortgage collateral) in the amount of $6,750,000 and is further collateralized by the Bank's stock in the FHLB.



Note 8:  Employee Benefits

        The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. The plan required contributions in the amount of $20,184 and $26,672 for the years ended December 31, 2003 and 2002, respectively. The plan provides pension benefits for substantially all of the Bank's employees.

        The Bank began a retirement savings 401(k) plan covering substantially all employees on January 1, 2004. Employees may contribute up to 20% of their compensation with the Bank matching a certain percentage of the employee's compensation using a formula to be determined each year.


Note 9:  Income Taxes

        The provision (credit) for income taxes includes these components:


                                                                                   2003                2002
                                                                            ----------------------------------------

           Taxes currently payable                                            $             --   $             --
           Deferred income taxes                                                      (115,580)            10,000
                                                                              ----------------   ----------------

                  Income tax expense (credit)                                 $       (115,580)  $         10,000
                                                                              ================   ================

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        A reconciliation of income tax expense at the statutory rate to the Bank's actual income tax expense is shown below:

                                                                                   2003                2002
                                                                            ----------------------------------------

           Computed at the statutory rate (34%)                               $        (34,476)  $        (25,133)
           Increase (decrease) resulting from
               Nondeductible expenses                                                      647                565
               Change in tax rate from prior year                                      (74,689)                --
               Graduated tax rates                                                          --              9,153
               Changes in the deferred tax asset valuation allowance                    (7,062)             7,062
               Other                                                                        --             18,353
                                                                              ----------------   ----------------

                  Actual tax expense (credit)                                 $       (115,580)  $         10,000
                                                                              ================   ================

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                                   2003                2002
                                                                            ----------------------------------------
           Deferred tax assets
               Allowance for loan losses                                      $         61,526   $             --
               Net operating loss carryovers                                           264,775             88,900
               Unrealized loss on available-for-sale securities                         12,097                 --
               Other                                                                     1,772                 --
                                                                              ----------------   ----------------

                                                                                       340,170             88,900
                                                                              ----------------   ----------------

           Deferred tax liabilities
               Depreciation                                                             51,707             13,976
               FHLB stock                                                              160,786             67,110
               Allowance for loan losses                                                    --                752
                                                                              ----------------   ----------------

                                                                                       212,493             81,838
                                                                              ----------------   ----------------

                  Net deferred tax asset before
                     valuation allowance                                               127,677              7,062
                                                                              ----------------   ----------------

           Valuation allowance
               Beginning balance                                                        (7,062)                --
               (Increase) decrease during the period                                     7,062             (7,062)
                                                                              ----------------   ----------------

               Ending balance                                                               --             (7,062)
                                                                              ----------------   ----------------

                  Net deferred tax asset                                      $        127,677   $              0
                                                                              ================   ================

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        As of December 31, 2003, the Company had approximately $778,700 of net operating loss carryovers available to offset future federal income. The net operating losses will begin to expire in the year 2010.

        Retained earnings at December 31, 2003 and 2002, include approximately $647,729, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $220,228 and $97,159 at December 31, 2003 and 2002, respectively.

Note 10:  Other Comprehensive Income

        Other comprehensive income (loss) components and related taxes were as follows:

                                                                                   2003                2002
                                                                            ----------------------------------------

           Unrealized losses on available-for-sale securities                 $        (35,580)  $             --
                                                                              ----------------   ----------------
                  Other comprehensive loss, before
                     tax effect                                                        (35,580)                --
           Tax benefit                                                                 (12,097)                --
                                                                              ----------------   ----------------

                  Other comprehensive income (loss)                           $        (23,483)  $              0
                                                                              ================   ================


Note 11:  Regulatory Matters

        The Bank is subject to various regulatory capital requirements administered by certain federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2003 and 2002, that the Bank meets all capital adequacy requirements to which it is subject.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        As of December 31, 2003, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                       To be Well Capitalized Under
                                                               For Capital Adequacy     Prompt Corrective Action
                                         Actual                 Purposes Required         Provisions Required
                              ---------------------------------------------------------------------------------------
                                 Amount       Percentage      Amount      Percentage      Amount       Percentage
                              ---------------------------------------------------------------------------------------
     December 31, 2003
           Total Risk-Based
              Capital           $   4,325        18.91%      $   1,830         8.0%      $   2,288         10.0%
           Tier I
              Risk-Based
              Capital           $   4,144        18.12%      $     915         4.0%      $   1,373          6.0%
           Tier I Core
              Capital           $   4,144         9.73%      $   1,704         4.0%      $   2,130          5.0%
           Tangible Equity
              Capital           $   4,144         9.73%      $     639         1.5%      $     639          1.5%

     December 31, 2002
           Total Risk-Based
              Capital           $   1,855        11.12%      $   1,335         8.0%      $   1,669         10.0%
           Tier I
              Risk-Based
              Capital           $   1,749        10.48%      $     668         4.0%      $   1,001          6.0%
           Tier I Core
              Capital           $   1,749         5.83%      $   1,199         4.0%      $   1,499          5.0%
           Tangible Equity
              Capital           $   1,749         5.83%      $     450         1.5%      $     450          1.5%


        Liquidation Account. Upon conversion to a capital stock savings bank, eligible account holders who continued to maintain their deposit accounts  in the Bank were  granted  priority in the event of the future liquidation of the Bank through the establishment of a special "Liquidation Account" in an amount equal to the consolidated net worth of the Bank at March 13, 2003. The December 31, 2003, liquidation account balance of $1,748,866 is reduced annually in proportion to decreases in the accounts of the eligible account holders. The liquidation account does not restrict the use or application of net worth, except with respect to the cash payment of dividends. The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if the effect would cause its regulatory capital to be reduced below the amount required for the liquidation account.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        Dividend Restrictions. The payment of cash dividends by the Bank on its common stock is limited by regulations of the Office of Thrift Supervision (OTS). Interest on deposits will be paid prior to payments of dividends on common stock. Additional limitation on dividends declared or paid or repurchases of the Bank stock are tied to the Bank's level of compliance with its regulatory capital requirements. Under current OTS regulations the Bank must either 1) file notification with the OTS because it is a subsidiary of a savings and loan holding company or 2) apply for distributions if the total amount of capital distributions for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years.


Note 12:  Disclosures about Fair Values of Financial Instruments

        The following table presents estimated fair values of the Bank's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Bank does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                         2003                                   2002
                                        ------------------------------------------------------------------------------
                                             Carrying              Fair             Carrying             Fair
                                               Value              Value               Value              Value
                                        ------------------------------------------------------------------------------

     Financial assets
        Cash and cash equivalents         $      1,109,062   $      1,109,062    $        758,126   $       758,126
        Held-to-maturity securities       $      1,424,067   $      1,535,160    $      1,901,750   $     1,996,959
        Available-for-sale securities     $      1,975,718   $      1,975,718    $              0   $             0
        FHLB stock                        $        659,600   $        659,600    $        634,100   $       634,100
        Loans, net of allowance for
           loan losses                    $     35,066,142   $     36,303,150    $     25,709,770   $    25,997,227
        Interest receivable               $        159,150   $        159,150    $        135,220   $       135,220

     Financial liabilities
        Deposits                          $     33,171,526   $     31,521,843    $     28,128,252   $    28,429,929
        FHLB advances                     $      5,000,000   $      5,000,000    $              0   $             0
        Interest payable                  $         13,425   $         13,425    $         19,990   $        19,990

     Unrecognized financial
        instruments (net of contract
        amount)
     Commitments to extend
        credit                            $              0   $              0    $              0   $             0

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments.


    Cash and Cash Equivalents and Federal Home Loan Bank Stock

        The carrying amount approximates fair value.


    Securities

        Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.


    Loans

        The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.


    Deposits

        Deposits include demand deposits, savings accounts, NOW accounts and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.


    Short-term Borrowings and Interest Payable

        The carrying amount approximates fair value.


Note 13:  Significant Estimates and Concentrations

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the note regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the note on commitments and credit risk.

Note 14:  Commitments and Credit Risk

        The Bank grants agribusiness, commercial and residential loans to customers primarily in Hopkins County, Kentucky.


    Commitments to Originate Loans

        Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

        At December 31, 2003 and 2002, the Bank had outstanding commitments to originate loans aggregating approximately $314,265 and $634,261, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one year period.


    Other Credit Risks

        At December 31, 2003 and 2002, approximately $245,895 and $732,100, respectively, were held in deposits at financial institutions in excess of federally insured amounts.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMMUNITY FIRST BANCORP, INC.

Date:   March 30, 2004                 By: /s/ William M. Tandy
                                           ----------------------------------
                                           William M. Tandy
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/ William M. Tandy                              Date:     March 30, 2004
      ------------------------------------------------
      William M. Tandy
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

By:   /s/ Michael D. Wortham                            Date:     March 30, 2004
      ------------------------------------------------
      Michael D. Wortham
      Vice President and Director
      (Principal Financial and Accounting Officer)


By:   /s/ Ralph T. Teague                               Date:     March 30, 2004
      ------------------------------------------------
      Ralph T. Teague
      Director


By:   /s/ Paul W. Arison                                Date:     March 30, 2004
      ------------------------------------------------
      Paul W. Arison
      Director


By:   /s/ Charlotte E. Baldwin                          Date:     March 30, 2004
      ------------------------------------------------
      Charlotte E. Baldwin
      Director

By:   /s/ Charles G. Ramsey                             Date:     March 30, 2004
      ------------------------------------------------
      Charles G. Ramsey
      Director

By:   /s/ J. Craig Riddle                               Date:     March 30, 2004
      ------------------------------------------------
      J. Craig Riddle
      Director

By:   /s/ Charles B. Vaughn                             Date:     March 30, 2004
      ------------------------------------------------
      Charles B. Vaughn
      Director



By:   /s/ Steven E. Carson                              Date:     March 30, 2004
      ------------------------------------------------
      Steven E. Carson
      Director