Form 10QSB
period 2004-03-31
COMMUNITY FIRST BANCORP INC
filed 2004-05-14
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________


                         Commission File Number 0-50322


                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


             MARYLAND                                            36-4526348
-------------------------------------                        -------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


              2420 NORTH MAIN STREET, MADISONVILLE, KENTUCKY 42431
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (270) 326-3500
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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
         Yes  X    No
             ----     ----

         As of March 31, 2004, there were 277,725 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
         Yes       No   X
             ----     ----

                          COMMUNITY FIRST BANCORP, INC.

                             MADISONVILLE, KENTUCKY

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2004
                  (unaudited) and December 31, 2003                           3
         Condensed Consolidated Statements of Operations - (Unaudited)
                  for the three months ended March 31, 2004 and 2003          4
         Condensed Consolidated Statements of Cash Flows - (Unaudited)
                  for the three months ended March 31, 2004 and 2003          5
         Condensed Consolidated Statements of Changes in Stockholders'
                  Equity for the three months ended March 31, 2004 and 2003 7 Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                 8

Item 2.  Management's Discussion and Analysis or Plan                        10
                  of Operation

Item 3.  Controls and Procedures                                             15

PART II. OTHER INFORMATION
-------

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

ITEM 1.  FINANCIAL STATEMENTS

                          COMMUNITY FIRST BANCORP, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31,             DECEMBER 31,
                                                                              2004                    2003
                                                                          -----------             -----------
                                                                          (UNAUDITED)
                                 ASSETS
Cash and cash equivalents:
    Cash and due from banks                                               $   449,509             $ 1,068,146
    Interest-bearing demand deposits                                        2,030,721                  15,916
    Interest-bearing time deposits                                             --                      25,000
                                                                          -----------             -----------
        Total cash and cash equivalents                                     2,480,230               1,109,062
Securities, held-to-maturity                                                1,062,294               1,424,067
Securities, available-for-sale, at fair value                               2,002,050               1,975,718
Loans, net of the allowance for loan loss of
  $220,171 and $180,955 at March 31, 2004 and
  December 31, 2003, respectively                                          38,222,441              35,066,142
Premises and equipment, net                                                 2,357,184               1,952,549
Federal Home Loan Bank (FHLB) stock                                           666,100                 659,600
Interest receivable                                                           199,085                 159,150
Deferred income taxes                                                         253,478                 127,677
Other assets                                                                   57,672                  67,499
                                                                          -----------             -----------
        Total assets                                                      $47,300,534             $42,541,464
                                                                          ===========             ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                              $37,230,023             $33,171,526
    FHLB advances                                                           6,000,000               5,000,000
    Interest payable and other liabilities                                    105,957                 161,171
                                                                          -----------             -----------
        Total liabilities                                                  43,335,980              38,332,697
                                                                          -----------             -----------

Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                                  --                      --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      277,725 at March 31, 2004 and December
      31, 2003                                                                  2,777                   2,777
    Additional paid-in capital                                              2,466,428               2,466,428
    Retained earnings - substantially
      restricted                                                            1,500,529               1,763,045
    Accumulated other comprehensive income                                     (5,180)                (23,483)
                                                                          -----------             -----------

        Total stockholders' equity                                          3,964,554               4,208,767
                                                                          -----------             -----------
        Total liabilities and stockholders' equity
                                                                          $47,300,534             $42,541,464
                                                                          ===========             ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ----------------------------
                                                                                  2004                2003
                                                                                ---------           --------
Interest and Dividend Income:
  Loans                                                                         $ 546,222           $483,545
  Investment securities                                                            30,493             28,811
  Dividends on FHLB stock                                                           6,560              6,254
                                                                                ---------           --------
      Total interest and dividend income                                          583,275            518,610
                                                                                ---------           --------
Interest Expense:
  Deposits                                                                        200,527            194,862
  FHLB advances                                                                    17,507              2,424
                                                                                ---------           --------
      Total interest expense                                                      218,034            197,286
                                                                                ---------           --------

Net Interest Income                                                               365,241            321,324

Provision for Loan Losses                                                          39,000             19,000
                                                                                ---------           --------
Net Interest Income After Provision for
   Loan Losses                                                                    326,241            302,324
                                                                                ---------           --------
Noninterest Income
  Service charges and fees                                                         39,730             33,414
  Loss on sale of other real estate                                                   404                 --
  Foreclosed real estate expense, net                                              (1,702)                --
  Insurance commissions and premiums                                                5,981              1,866
  Other income                                                                      6,088              7,838
                                                                                ---------           --------
      Total noninterest income                                                     50,501             43,118
                                                                                ---------           --------
Noninterest Expense
  Compensation and benefits                                                       255,062            119,455
  Directors fees                                                                   10,800             10,800
  Occupancy expense                                                               112,365             31,374
  Insurance premiums                                                                8,593              5,628
  Data processing                                                                  79,654             39,383
  Advertising                                                                      44,065             18,055
  Office supplies and postage                                                      47,024             14,360
  Payroll and other taxes                                                          25,233             17,133
  Professional fees                                                                42,625              7,236
  Expenses relating to conversion of data                                         110,834                 --
    processor
  Other operating expenses                                                         38,232             23,832
                                                                                ---------           --------
     Total noninterest expense                                                    774,487            287,256
                                                                                ---------           --------
Income (Loss) Before Income Taxes                                                (397,745)            58,186
Provision (Credit) for Income Taxes                                              (135,229)                --
                                                                                ---------           --------
Net income (loss)                                                               $(262,516)          $ 58,186
                                                                                =========           ========
Basic earnings (loss) per share                                                 $   (0.95)          $   0.21
                                                                                =========           ========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             --------------------------
                                                                 2004           2003
                                                             -----------    -----------
Operating Activities:
    Net income (loss)                                        $  (262,516)   $    58,186
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        FHLB stock dividend                                       (6,500)        (6,200)
        Provision for loan losses                                 39,000         19,000
        Depreciation, amortization and accretion                  54,761         12,000
        Loss on sale of foreclosed assets                            404             --
        Deferred income tax benefit                             (135,230)            --
        Change in assets and liabilities:
            Other assets                                           9,423             --
            Accrued interest receivable and other assets         (39,935)       (14,664)
            Accrued interest payable and other liabilities       (55,214)         1,810
                                                             -----------    -----------

                Net cash provided(used) by
                  operating activities                          (395,807)        70,132
                                                             -----------    -----------
Investing Activities:
    Net increase in loans                                     (3,195,299)    (2,050,988)
    Proceeds from maturities/calls of held-to-maturity
       securities                                                361,773         12,144
    Purchases of premises and equipment                         (457,996)        (5,546)
                                                             -----------    -----------

                Net cash used in investing
                  activities                                  (3,291,522)    (2,044,390)
                                                             -----------    -----------

Financing Activities:
    Net increase in deposits                                   4,058,497      2,506,062
    Payments on short-term borrowings                         (1,000,000)    (1,000,000)
    Proceeds from short-term borrowings                        2,000,000      1,000,000
                                                             -----------    -----------

                Net cash provided by financing activities      5,058,497      2,506,062
                                                             -----------    -----------

Net increase in cash and cash equivalents                      1,371,168        531,804
Cash and cash equivalents, beginning of period                 1,109,062        758,126
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $ 2,480,230    $ 1,289,930
                                                             ===========    ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             -------------------
                                                               2004       2003
                                                             --------   --------
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                       $213,645   $196,695
                                                             ========   ========

NON-CASH TRANSACTIONS:
Federal Home Loan Bank Stock dividend received               $  6,500   $  6,200
                                                             ========   ========
Loans transferred to foreclosed real estate                  $ 27,600   $   --
                                                             ========   ========
Loans to facilitate the sale of foreclosed real estate       $ 29,000   $   --
                                                             ========   ========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                         2004            2003
                                                      -----------    -----------
Balance January 1                                     $ 4,208,767    $ 1,748,866
  Net income (loss)                                      (262,516)        58,186
  Issuance of common stock                                   --             --
  Other comprehensive income (loss), net of tax            18,303           --
                                                      -----------    -----------
Balance at end of period                              $ 3,964,554    $ 1,807,052
                                                      ===========    ===========

           See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature),which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The condensed consolidated balance sheet of the company as of December 31, 2003 has been derived from the audited condensed consolidated balance sheet of the company as of that date. Certain information and note disclosures normally included in the company's annual financial statements prepared in accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto. The statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

         The unaudited condensed consolidated financial statements include the accounts of the Company and the Bank for the periods presented in 2004 and the accounts of the Bank for the periods presented in 2003. All material intercompany balances and transactions have been eliminated in consolidation.


3.       OTHER COMPREHENSIVE LOSS

         Other comprehensive loss components and related taxes were as follows:

                                                              2004          2003
                                                              ----          ----
         Unrealized loss on available-
           for-sale securities before
           tax effect                                       $27,732         $--
         Tax expense                                          9,429          --
                                                            -------         ----
           Other comprehensive loss                         $18,303         $--
                                                            =======         ====


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

         The following data show the amounts used in computing earnings per share (EPS).

                                                                 2004              2003
                                                                 ----              ----
           Three months ended March 31:
                  Net income (loss)                            $(262,516)         $  --
                  Weighted average number of
                     common shares                               277,272             --
                                                               ---------          -----
                           Basic Earnings (Loss)
                             per share                         $   (0.95)         $  --
                                                               =========          =====

       As of March 31, 2003, the Company had no shares of common stock outstanding. As such the statement of income for March 31, 2003 does not disclose earnings per share as would otherwise be required.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

ALLOWANCE FOR LOAN LOSSES. The Company's condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

The loan portfolio also represents the largest asset type on the condensed consolidated balance sheet. Note 1 to the consolidated financial statements in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included under Asset Quality below.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $220,171 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at March 31, 2004.

DEFERRED INCOME TAXES. We have a deferred tax asset of $253,478. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At March 31, 2004, there is no valuation allowance established. The deferred tax asset will be utilized as we become profitable, which we project to occur in the second quarter of 2004. Prior to the expenses incurred with our computer conversion and the opening of our new main office, we had three consecutive profitable quarters from January 2003 through September 2003. The estimate of the realizable amount of this asset is a critical accounting policy.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

NET INCOME. Net loss for the quarter ended March 31, 2004 was $(262,500) compared to a net income of $58,000 for the same period last year. The Company's net loss for the three months ended March 31, 2004 reflects expenses incurred as a result of opening a new main office, as well as expenses associated with a computer conversion which offset improvements in net interest income and noninterest income.

NET INTEREST INCOME. Net interest income increased $43,900 or 13.7% to $365,200 for the three months ended March 31, 2004 compared to $321,000 for the three months ended March 31, 2003. This increase reflects a shift in interest-earning assets into higher-yielding loans. During the three months ended March 31, 2004, net loans averaged $36.3 million for the period as compared to $27.6 million during the first three months of fiscal year 2003. While interest rates decreased during this period, interest income increased by $64,700 primarily due to higher outstanding loan balances. Net interest income also benefited from reduced deposit costs in the lower interest rate environment as higher costing certificates of deposit matured. With increased deposits of $4.1 million, interest expense increased by $21,000. The Bank's interest rate spread decreased to 3.22% for the three months ended March 31, 2004 compared to 4.23% for the three months ended March 31, 2003. Net interest margin increased to 3.19% for the 2004 period compared to 4.24% for the 2003 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $39,000 and $19,000 for the quarters ended March 31, 2004 and 2003, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At March 31, 2004, the Bank's allowance for loan losses was $220,200 or 0.57% of the gross loan portfolio.

NONINTEREST INCOME. Noninterest income was $50,500 and $43,000 for the quarters ended March 31, 2004 and 2003, respectively. The increase for the most recent quarter of $7,400 or 17.1% is reflective of management's ongoing efforts to enhance fee income.

NONINTEREST EXPENSE. Noninterest expense was $774,500 and $288,000 for the quarters ended March 31, 2004 and 2003, respectively. The increase for the quarter of $487,200 or 169.6% was due primarily to the addition of a new main office and expenses incurred in the computer conversion. The opening of the new main office and its related renovations and improvements created increased occupancy expenses of $74,991 or 200.6% to $112,000 for the three months ended March 31, 2004 compared to $31,400 for the quarter ended March 31, 2003. Computer conversion expenses totaling $110,800 for the three months ended March 31, 2004 included billed items from our previous data processor of $22,700 for data test tapes and $39,000 for online deconversion services. Also included were items from our new data processor such as data mapping and converting, parameter setup, item processing setup, data communication installation fees, and software license fees. Computer and data processing expense increased by $40,300 or 102.2% to $79,700 for the three months ended March 31, 2004 compared to $39,400 for the three months ended March 31, 2003. Compensation and benefits expense increased by $135,600 or 113.5% to $255,000 for the three months ended March 31, 2004 compared to $119,400 for the three months ended March 31, 2003. Salaries for officers increased by $57,600 or 123% to $104,600 for the three months ended March 31, 2004 compared to $47,000 for the three months ended March 31, 2003 due to the addition of four new loan officers, two of who also serve as branch managers for our two locations. Salaries for employees increased by $32,600 or 76% to $75,600 for the three months ended March 31, 2004 compared to $43,000 for the three months ended March 31, 2003 due to the addition of six new employees hired to help with staffing of the new main office. Advertising expenses increased $26,000 or 144.1% to $44,000 for the first three months ended March 31, 2004 compared to $18,100 for the quarter ended March 31, 2003. The change was due primarily to marketing the new main office and the activities associated with its grand opening on March 5, 2004, as well as marketing efforts to explain our computer conversion and its effects to our customers. Office supplies and postage expenses increased $32,700 or 227.5% to $47,000 for the first three months ended March 31, 2004 compared to $14,400 for the quarter ended March 31, 2003. The change was due primarily to the purchase of necessary paper and supplies required to open the new main office. Professional fees increased $35,400 or 489.1% to $42,600 for the quarter ended March 31, 2004 compared to $7,200 for the first three months ended March 31, 2003. The change was due primarily to additional fees incurred in connection with SEC reporting requirements.

INCOME TAX EXPENSE. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Bank determined in 2002 that it was appropriate to establish a valuation allowance for its net deferred tax assets. The Company determined in 2003 that the net deferred tax assets would be realizable, and the corresponding deferred tax valuation allowance was eliminated.


COMPARISON OF BALANCE SHEETS AT MARCH 31, 2004 AND DECEMBER 31, 2003

The Company's total assets as of March 31, 2004 were $47.3 million, an increase of $4.8 million or 11.3% from December 31, 2003's level of $42.5 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in commercial real estate loans. Net loans receivable increased by $3.2 million, or 9.0%, which reflected our continued marketing efforts. The Company's investment securities decreased by $335,400, or 9.9%, to $3.1 million at March 31, 2004 due to maturities of securities. Premises and equipment increased $404,600, or 20.7%, primarily due to the opening of a new main office and the purchase of equipment for the new office. The Company's cash and cash equivalents as of March 31, 2004 were $2.5 million, an increase of $1.4 million from December 31, 2003's level of $1.1 million. The increase is attributable to increased borrowings from the Federal Home Loan Bank to help fund increases in loan demand.

Liabilities increased by $5.0 million, or 13.1%, to $43.3 million due primarily to a $4.1 million, or 12.2%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances increased $1.0 million or 20% to $6.0 million at March 31, 2004 from $5.0 million at December 31, 2003. The Bank has used proceeds from the advances to help meet loan demand.

Stockholders' equity decreased to $4.0 million at March 31, 2004 from $4.2 million at December 31, 2003. The decrease in stockholders' equity principally reflects $262,500 in losses during the period.

At March 31, 2004, the Bank was in compliance with all applicable regulatory capital requirements with tangible and core capital equal to 8.11% of adjusted total assets and total risk-based capital equal to 15.47% of risk-weighted assets.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                         MARCH 31,     DECEMBER 31,
                                                           2004           2003
                                                         ---------      --------
Non-accrual loans                                        $ 69,000       $ 28,000
Accruing loans past due 90 days or more                   100,000         20,000
                                                         --------       --------

Total non-performing loans                               $169,000       $ 48,000
                                                         ========       ========


Accruing loans past due 90 days or more at March 31, 2004 consisted of six loans of which five became current after the end of the quarter.

At March 31, 2004, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                    ----------------------------
                                                      2004              2003
                                                    ---------         ---------

Balance, beginning of period                        $ 180,955         $ 105,868
Loans charged off                                           0            (1,031)
Loan recoveries                                           216               445
                                                    ---------         ---------

     Net charge-offs                                      216              (586)

                                                       39,000            19,000
Provision for loan losses
                                                    ---------         ---------

Balance, end of period                              $ 220,171         $ 124,282
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

Cash and cash equivalents (cash due from banks, interest-bearing deposits with banks, and federal funds sold), as of March 31, 2004, totaled $2.5 million compared to $1.3 million at March 31, 2003. The Bank's cash flows were provided mainly by financing activities, including $4.1 million from net deposit increases and $1.0 million net increase in FHLB borrowings. Operating activities used $395,800 in cash for the three months ended March 31, 2004 compared to $70,132 provided in cash for the three months ended March 31, 2003. The Bank used cash flows of $3.3 million for its investing activities primarily to fund an increase in gross loans of $3.2 million.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. At March 31, 2004, the Bank satisfied the capital requirements for classification as well capitalized under OTS regulations.

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

PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

     (a) The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

    NUMBER     DESCRIPTION
    ------     -----------
    3.1        Articles of Incorporation *
    3.2        Bylaws *
    4          Form of Common Stock Certificate *
    10.1       Employment Agreement with William M. Tandy *
    31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
    31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
    32         Section 1350 Certification
    ---------------
    *Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226).



     (b) Reports on Form 8-K. On January 26, 2004, the Registrant filed a Current Report on Form 8-K, announcing the date of the 2004 annual meeting of stockholders under Item 5.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY FIRST BANCORP, INC.


Date: May 14, 2004                  /s/ William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: May 14, 2004                  /s/ Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)