Form 10QSB
period 2004-06-30
COMMUNITY FIRST BANCORP INC
filed 2004-08-13
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________ to _________


                         Commission File Number 0-50322
                                                -------


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

         As of June 30, 2004, there were 277,725 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
         Yes       No  X
             ---      ---

                          COMMUNITY FIRST BANCORP, INC.

                             Madisonville, Kentucky

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2004
                  (unaudited) and December 31, 2003                           3
         Condensed Consolidated Statements of Operations - (Unaudited)
                  for the three and six months ended June 30, 2004
                  and 2003                                                    4
         Condensed Consolidated Statements of Cash Flows - (Unaudited)
                  for the six months ended June 30, 2004 and 2003             5
         Condensed Consolidated Statements of Changes in Stockholders'
                  Equity for the six months ended June 30, 2004 and 2003 7 Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                 8

Item 2.  Management's Discussion and Analysis of Financial                   11
                  Condition and Results of Operations

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION
-------

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   19

                          COMMUNITY FIRST BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           June 30,      December 31,
                                                             2004            2003
                                                         ------------    ------------
                                                           (Unaudited)
                                 Assets
Cash and cash equivalents:
    Cash and due from banks                              $    506,942    $  1,068,146
    Interest-bearing demand deposits                          641,072          15,916
    Interest-bearing time deposits                                  -          25,000
                                                         ------------    ------------
        Total cash and cash equivalents                     1,148,014       1,109,062

Securities, held-to-maturity (market values of
   $464,228 and $1,535,160 at June 30, 2004
   and December 31, 2003, respectively)                       453,940       1,424,067
Securities, available-for-sale, at fair value               1,952,275       1,975,718
Loans, net of the allowance for loan loss of
   $246,653 and $180,955 at June 30, 2004 and
   December 31, 2003, respectively                         42,407,600      35,066,142
Premises and equipment, net                                 2,348,150       1,952,549
Federal Home Loan Bank (FHLB) stock                           672,700         659,600
Interest receivable                                           195,799         159,150
Deferred income taxes                                         333,005         127,677
Other assets                                                   84,417          67,499
                                                         ------------    ------------

        Total assets                                     $ 49,595,900    $ 42,541,464
                                                         ============    ============

                  Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                             $ 38,125,270    $ 33,171,526
    FHLB advances                                           7,500,000       5,000,000
    Interest payable and other liabilities                    169,450         161,171
                                                         ------------    ------------

        Total liabilities                                  45,794,720      38,332,697
                                                         ------------    ------------
Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                   -               -
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      277,725 at June 30, 2004 and December
      31, 2003                                                  2,777           2,777
    Additional paid-in capital                              2,457,428       2,466,428
    Retained earnings - substantially
      restricted                                            1,378,082       1,763,045
    Accumulated other comprehensive income                    (37,107)        (23,483)
                                                         ------------    ------------

        Total stockholders' equity                          3,801,180       4,208,767
                                                         ------------    ------------
        Total liabilities and stockholders' equity
                                                         $ 49,595,900    $ 42,541,464
                                                         ============    ============

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                    Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                --------------------------    --------------------------
                                    2004           2003           2004           2003
                                -----------    -----------    -----------    -----------
Interest and dividend income:
 Loans                          $   619,084    $   505,799    $ 1,165,306    $   989,344
 Investment Securities               19,887         25,429         50,380         54,240
 Dividends on FHLB Stock              6,560          6,386         13,120         12,640
                                -----------    -----------    -----------    -----------
      Total interest and
        dividend income             645,531        537,614      1,228,806      1,056,224
                                -----------    -----------    -----------    -----------

Interest expense:
 Deposits                           247,243        213,360        447,770        408,222
 FHLB advances                       14,743          2,306         32,250          4,730
                                -----------    -----------    -----------    -----------
      Total interest expense        261,986        215,666        480,020        412,952
                                -----------    -----------    -----------    -----------

      Net interest income           383,545        321,948        748,786        643,272

  Provision for loan losses          30,000         13,000         69,000         32,000
                                -----------    -----------    -----------    -----------
      Net interest income
        after provision for
          loan losses               353,545        308,948        679,786        611,272
                                -----------    -----------    -----------    -----------
Noninterest income:
  Service charges and fees           54,926         28,964         94,656         62,378
  Loss on sale of foreclosed
    Assets                                -              -            404              -
  Foreclosed real estate
    expense, Net                     (1,063)             -         (2,765)             -
  Insurance commissions and
    Premiums                         (3,756)           778          2,225          2,644
  Other income                        2,275          2,913          8,363         10,751
                                -----------    -----------    -----------    -----------
    Total noninterest income         52,382         32,655        102,883         75,773
                                -----------    -----------    -----------    -----------
Noninterest expense:
  Compensation and benefits         264,283        134,195        519,345        253,650
  Directors fees                     10,800         10,800         21,600         21,600
  Occupancy expense                  78,654         39,185        191,019         70,559
  Insurance premiums                  9,324          6,291         17,917         11,919
  Data processing                    29,883         49,858        109,537         89,241
  Advertising                        41,534         19,343         85,599         37,398
  Office supplies and postage        32,595         14,862         79,619         29,222
  Payroll and other taxes            26,269         18,451         51,502         35,584
  Professional fees                  35,184         10,219         77,809         17,455
  Expenses related to
    conversion of data
    processor                             -              -        110,834              -
  Other operating expenses           62,927         25,139        101,159         48,971
                                -----------    -----------    -----------    -----------
      Total noninterest
          expense                   591,453        328,343      1,365,940        615,599
                                -----------    -----------    -----------    -----------
Income (loss) before income
  taxes                            (185,526)        13,260       (583,271)        71,446
Provision (credit) for income
  taxes benefit                     (63,079)        55,368       (198,308)        55,368
                                -----------    -----------    -----------    -----------

Net income (loss)               $  (122,447)   $    68,628    $  (384,963)   $   126,814
                                ===========    ===========    ===========    ===========
Basic earnings (loss) per
  share                         $     (0.44)   $      0.25    $     (1.39)   $      0.46
                                ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2004 and 2003
                                   (Unaudited)

                                                                 Six Months Ended
                                                                      June 30
                                                             --------------------------
                                                                 2004           2003
                                                             -----------    -----------
Operating Activities:
    Net income (loss)                                        $  (384,963)   $   126,814
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        FHLB stock dividend                                      (13,100)       (12,500)
        Provision for loan losses                                 69,000         32,000
        Depreciation, amortization and accretion                  94,290         27,800
        Loss on sale of foreclosed assets                            404              -
        Deferred income tax benefit                             (198,309)       (55,368)
        Change in assets and liabilities:
            Other assets                                         (17,322)             -
            Accrued interest receivable and other assets         (36,649)       (70,155)
            Accrued interest payable and other liabilities         8,278         13,932
                                                             -----------    -----------
                Net cash provided (used) by
                  operating activities                          (478,371)        62,523
                                                             -----------    -----------
Investing Activities:
    Net increase in loans                                     (7,410,458)    (4,004,276)
    Proceeds from maturities/calls of held-to-maturity
       Securities                                                970,127        439,914
    Purchases of available-for-sale securities                         -     (2,014,098)
    Purchases of premises and equipment                         (487,090)      (447,130)
                                                             -----------    -----------
                Net cash used in investing
                  Activities                                  (6,927,421)    (6,025,590)
                                                             -----------    -----------

Financing Activities:
    Net increase in deposits                                   4,953,744      2,399,864
    Payments on short-term borrowings                         (3,000,000)    (1,500,000)
    Proceeds from short-term borrowings                        5,500,000      2,000,000
    Net proceeds/(costs) from issuance of common stock            (9,000)     2,515,565
                                                             -----------    -----------

                Net cash provided by financing activities      7,444,744      5,415,429
                                                             -----------    -----------

Net increase (decrease) in cash and cash equivalents              38,952       (547,638)
Cash and cash equivalents, beginning of period                 1,109,062        758,126
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $ 1,148,014    $   210,488
                                                             ===========    ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                 For the six months ended June 30, 2004 and 2003
                                   (Unaudited)



                                                     Six Months Ended
                                                         June 30,
                                                 ------------------------
                                                   2004            2003
                                                 --------        --------

Supplemental Disclosures:
Cash paid for interest                           $471,869        $413,489
                                                 ========        ========

Non-cash Transactions:
Federal Home Loan Bank Stock dividend received   $ 13,100        $ 12,500
                                                 ========        ========


            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2004 and 2003
                                   (Unaudited)


                                                                                            Accumulated
                                                Common Stock       Additional                  Other
                                            --------------------    Paid-in     Retained    Comprehensive Comprehensive
                                               Shares    Amount     Capital     Earnings    Income (Loss) Income (Loss)     Total
                                            ----------------------------------------------------------------------------------------

Balance, January 1, 2003                            0    $    0   $        0   $1,748,866     $      0                   $1,748,866

  Comprehensive income
    Net income                                     --        --           --      126,814           --     $ 126,814        126,814
                                                                                                            ========

    Issuance of stock                         277,725     2,777    2,509,380           --                                 2,512,157

Balance, June 30, 2003                        277,725     2,777    2,509,380    1,875,680            0                    4,387,837
                                              =======     =====    =========    =========      =======                    =========

Balance, January 1, 2004                      277,725     2,777    2,466,428    1,763,045      (23,483)                   4,208,767

  Comprehensive income
    Net loss                                       --        --           --   $ (384,963)          --     $(384,963)      (384,963)
    Change in unrealized depreciation on
      available-for-sale securities, net of
      taxes                                        --        --           --           --      (13,624)      (13,624)       (13,624)
                                                                                                            --------

       Total comprehensive loss                                                                            $(398,587)            --
                                                                                                            ========

  Costs of stock issuance                                             (9,000)          --           --                       (9,000)
                                              -------     -----    ---------    ---------      -------                    ---------

Balance, June 30, 2004                        277,725    $2,777   $2,457,428   $1,378,082     $(37,107)                  $3,801,180
                                              =======     =====    =========    =========      =======                    =========

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature),which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The condensed consolidated balance sheet of the company as of December 31, 2003 has been derived from the audited condensed consolidated balance sheet of the company as of that date. Certain information and note disclosures normally included in the company's annual financial statements prepared in accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. The statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

         The unaudited condensed consolidated financial statements include the accounts of the Company and the Bank for the periods presented in 2004 and the accounts of the Bank for the periods presented in 2003. All material intercompany balances and transactions have been eliminated in consolidation.


3.       OTHER COMPREHENSIVE LOSS

         Other comprehensive loss components and related taxes were as follows:

                                                2004           2003
                                                ----           ----

         Unrealized loss on available-
            for-sale securities before
            tax effect                        $20,643         $  --
         Tax benefit                           (7,019)           --
                                              -------         -----
                  Other comprehensive loss    $13,624         $  --
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

         The following data show the amounts used in computing earnings per share (EPS).

                                               2004               2003
                                            ---------          ---------
           Six Months ended June 30,
             Net income (loss)              $(384,963)         $ 126,814
             Weighted average number of
               common shares                  277,725            277,725
                                            ---------          ---------
                    Basic Earnings (Loss)
                      per share             $   (1.39)         $    0.46
                                            =========          =========


                                               2004               2003
                                            ---------          ---------
           Three Months ended June 30,
             Net income (loss)              $(122,447)         $  68,628
             Weighted average number of
               common shares                  277,725            277,725
                                            ---------          ---------
                    Basic Earnings (Loss)
                      per share             $   (0.44)         $    0.25
                                            =========          =========

     5. REGULATORY CAPITAL

         The Bank's actual capital and its statutory required capital levels are as follows (in thousands):

                                                              June 30, 2004
                             ---------------------------------------------------------------------------------
                                                               For Capital                 To be Well
                                                            Adequacy Purposes           Capitalized Under
                                                                                        Prompt Corrective
                                                                                        Action Provisions
                             -------------------------   -------------------------  --------------------------
                                       Actual                     Required                    Required
                             -------------------------   -------------------------  --------------------------
                                Amount        %             Amount        %            Amount         %
                             -------------------------   -------------------------  --------------------------
Core capital                     $  3,734    7.48%           $  1,997   4.00%           $  2,996    6.00%
Tangible capital                    3,734    7.48%              1,997   4.00%                n/a      n/a
Total Risk based capital            3,981   13.88%              2,293   8.00%              2,868   10.00%
Tier 1 Risk based capital           3,734   13.02%                n/a     n/a              2,496    5.00%


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.

FORWARD-LOOKING STATEMENTS

When used in this  discussion  and  elsewhere in this  Quarterly  Report on Form
10-QSB, the words or phrases "will likely result," "are expected to," will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities, expenses related to opening of the new office and competitive and regulatory factors could affect the Company's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $246,653 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at June 30, 2004.

Deferred Income Taxes. We have a deferred tax asset of $333,005. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At June 30, 2004, there is no valuation allowance established. The deferred tax asset will be utilized as we become profitable. Prior to the expenses incurred with our computer conversion and the opening of our new main office, we had three consecutive profitable quarters from January 2003 through September 2003. The estimate of the realizable amount of this asset is a critical accounting policy.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

Net Income/Loss. Net loss for the three months ended June 30, 2004 was $122,000 compared to net income of $68,000 for the three months ended June 30, 2003. Net loss for the six months ended June 30, 2004 was $385,000 compared to net income of $126,800 for the six months ended June 30, 2003. The Company's net loss for the three and six months ended June 30, 2004 reflects expenses incurred as a result of opening a new main office, as well as expenses associated with a computer conversion which offset improvements in net interest income and noninterest income.

Net Interest Income. Net interest income increased $61,600 or 19.1% to $383,500 for the three months ended June 30, 2004 compared to $321,900 for the three months ended June 30, 2003. Year-to-date net interest income was $748,800 compared to $643,300 for the six months ended June 30, 2003, an increase of $105,500 or 16.4%. The increase in net interest income during the 2004 periods was attributable to a higher volume of loans. Interest income for the three and six months ended June 30, 2004 was $645,500 and $1,228,800, respectively, an increase of $107,900 and $172,600 over the prior year. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. During the six months ended June 30, 2004, net loans averaged $38.3 million for the period as compared to $28.1 million during the first six months of fiscal year 2003, an increase of $10.1 million or 36.3%. While interest rates decreased during this period, interest income increased by $172,600 primarily due to higher outstanding loan balances. Net interest income also benefited from reduced deposit costs in the lower interest rate environment as higher costing certificates of deposit matured. With increased deposits of $7.6 million, interest expense increased by $46,300 and $67,100 for the three and six months ended June 30, 2004. The Bank's interest rate spread decreased to 3.28% for the six months ended June 30, 2004 compared to 3.87% for the six months ended June 30, 2003 The narrowing of the spread was primarily attributable to two short-term certificate of deposit promotions conducted in connection with the opening of the new office which attracted approximately $2.1 million in new deposits. We anticipate that the impact of these promotions on our cost of funds will decline as these certificates matured at the end of the second quarter. Net interest margin decreased to 3.61% for the 2004 period compared to 3.85% for the 2003 period.

Provision for Loan Losses. The provision for loan losses was $30,000 and $69,000 for the three and six months ended June 30, 2004, respectively, compared to $13,000 and $32,000 for the three and six months ended June 30, 2003, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At June 30, 2004, the Bank's allowance for loan losses was $246,700 or 0.58% of the gross loan portfolio.

Noninterest Income. Noninterest income was $52,400 and $102,900 for the three and six months ended June 30, 2004, respectively, compared to $32,700 and $75,800 for the three and six months ended June 30, 2003, respectively. The increase for the most recent periods is due primarily to increases in the volume of non-sufficient funds fees and overdraft fees.

Noninterest Expense. Noninterest expense was $591,500 and $328,300 for the three months ended June 30, 2004 and 2003, respectively, and $1,365,900 and $615,600 for the six months ended June 30, 2004 and 2003, respectively. The increases for the three months of $263,200 or 80.2% and for the six months of $750,300 or 121.9% were due primarily to the addition of a new main office and expenses incurred in the computer conversion. The opening of the new main office and its related renovations and improvements created increased occupancy expenses of $39,500 or 100.7% to $78,700 for the three months ended June 30, 2004 compared to $39,200 for the three months ended June 30, 2003. For the six-month period, occupancy expense increased $120,500 or 170.7% to $191,000. Computer conversion expenses totaling $102,600 for the six months ended June 30, 2004 included billed items from our previous data processor of $22,700 for data test tapes and $30,700 for online deconversion services. During the three months ended June 30, 2004 our previous data processor refunded us $8,300 for overpayment of deconversion expenses. Also included were items from our new data processor such as data mapping and converting, parameter setup, item processing setup, data communication installation fees, and software license fees. Computer and data processing expense increased decreased by $20,000 or 40.1% to $29,900 for the three months ended June 30, 2004 compared to $49,900 for the three months ended June 30, 2003 and increased by $20,300 or 22.7% to $109,500 for the six months ended June 30, 2004 and compared to $89,200 for the six months ended June 30, 2003. Compensation and benefits expense increased by $130,100 or 96.9% to $264,300 for the three months ended June 30, 2004 compared to $134,200 for the three months ended June 30, 2003 and increased by $265,700 or 104.8% to $519,300 for the six months ended June 30, 2004 compared to $253,700 for the six months ended June 30, 2003. Salaries for officers increased by $50,100 or 103.2% to $98,600 for the three months ended June 30, 2004 and increased by $107,700 or 112.7% to $203,200 for the six months ended June 30, 2004 compared to $48,500 and $95,500 for the three and six months ended June 30, 2003. The increase was due to the addition of four new loan officers, two of who also serve as branch managers for our two locations. Salaries for employees increased by $44,500 or 79.0% to $100,900 for the three months ended June 30, 2004 and increased by $77,200 or 77.7% to 176,500 for the six months ended June 30, 2004 compared to $56,400 and $99,300 for the three and six months ended June 30, 2003 due to the addition of six new employees hired to help with staffing of the new main office. Advertising expenses increased $22,200 or 114.7% to $41,500 for the three months ended June 30, 2004 and increased $48,200, or 128.9% to $85,600 for the six months ended June 30, 2004 compared to $19,300 and $37,400 for the three and six months ended June 30, 2003. The change was due primarily to marketing the new main office and the activities associated with its grand opening on March 5, 2004, as well as marketing efforts to explain our computer conversion and its effects to our customers. Office supplies and postage expenses increased $18,000 or 119.3% to $32,600 for the three months ended June 30, 2004 and increased $50,400, or 172.5% to $79,600 for the six months ended June 30, 2004 compared to $14,900 and $29,200 for the three and six months ended June 30, 2003. The change was due primarily to the purchase of necessary paper and supplies required to open the new main office. Professional fees increased $25,000 or 135.3% to $35,200 for the three months ended June 30, 2004 and increased $60,400, or 206.5% to $77,800 for the six months ended June 30, 2004 compared to $10,200 and $29,200 for the three and six months ended June 30, 2003. The change was due primarily to additional legal and accounting fees incurred in connection with SEC reporting requirements.

Income Tax Expense. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on future projected earnings, and other factors, the Bank has not established a valuation allowance for its net deferred tax assets.


COMPARISON OF BALANCE SHEETS AT JUNE 30, 2004 AND DECEMBER 31, 2003

The Company's total assets as of June 30, 2004 were $49.6 million, an increase of $7.1 million or 16.7% from December 31, 2003's level of $42.5 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in commercial real estate loans. Net loans receivable increased by $7.3 million, or 20.9%, which reflected our continued marketing efforts. The Company's investment securities decreased by $993,600, or 29.2%, to $2.4 million at June 30, 2004 due to maturities of securities. Premises and equipment increased $395,600, or 20.3%, primarily due to the opening of a new main office and the purchase of equipment for the new office. The Company's cash and cash equivalents as of June 30, 2004 were $1.15 million, an increase of $39,000 from December 31, 2003's level of $1.1 million.

Liabilities increased by $7.5 million, or 19.5%, to $45.8 million due primarily to a $5.0 million, or 14.9%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances increased $2.5 million or 50.0% to $7.5 million at June 30, 2004 from $5.0 million at December 31, 2003. The Bank has used proceeds from the advances to help meet loan demand.

Stockholders' equity decreased to $3.8 million at June 30, 2004 from $4.2 million at December 31, 2003. The decrease in stockholders' equity principally reflects $385,000 in losses during the period.

At June 30, 2004, the Bank was in compliance with all applicable regulatory capital requirements with tangible and core capital equal to 7.48% of adjusted total assets and total risk-based capital equal to 13.88% of risk-weighted assets.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                   June 30,   December 31,
                                                    2004         2003
                                                ----------    -----------

    Non-accrual loans                              $95,000       $ 28,000
    Accruing loans past due 90 days or more         19,000         20,000
                                                   -------       --------

    Total non-performing loans                    $114,000        $48,000
                                                  ========        =======


Accruing loans past due 90 days or more at June 30, 2004 consisted of three loans, all of which are approximately equal in size.

At June 30, 2004, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                  Six Months Ended
                                                      June 30,
                                             -------------------------
                                                2004            2003
                                             ---------       ---------

              Balance, beginning of period   $ 180,955       $ 105,868
              Loans charged off                 (3,819)         (1,584)
              Loan recoveries                      517             895
                                             ---------       ---------

                   Net charge-offs              (3,302)           (689)


              Provision for loan losses         69,000          32,000
                                             ---------       ---------

              Balance, end of period         $ 246,653       $ 137,179
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

The Bank's sources of funds for lending activities and operations are deposits from its primary market area, advances from the FHLB of Cincinnati, principal and interest payments on loans, interest received on other investments and proceeds from maturing investment securities. Its principal funding commitments are for the origination of loans, the payment of maturing deposits, and principal and interest payments on advances from the FHLB. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities.

Cash and cash equivalents (cash, due from banks, interest-bearing deposits with banks, and federal funds sold), as of June 30, 2004, totaled $1.15 million compared to $210,000 at June 30, 2003. The Bank's cash flows were provided mainly by financing activities, including $5.0 million from net deposit increases and $2.5 million net increase in FHLB borrowings. Operating activities used $478,400 in cash for the six months ended June 30, 2004 compared to $62,500 provided in cash for the six months ended June 30, 2003. The Bank used cash flows of $6.9 million for its investing activities primarily to fund an increase in gross loans of $7.4 million.

At June 30, 2004, the Bank had outstanding commitments to originate loans totaling $2.7 million, excluding $306,000 in unused home equity lines of credit and $17,000 in other lines of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $892,000. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2004, totaled $12.7 million. Management believes that a significant percentage of such deposits will remain with the Bank.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. At June 30, 2004, the Bank satisfied the capital requirements for classification as well capitalized under OTS regulations.

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

Part II
                                OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

On May 20, 2004, the Company held its annual meeting of stockholders at which the following items were voted on.

(1)      Election of Directors

     Nominee                                    For         Withheld
------------------------------------------------------    ------------
Steven E. Carson                              243,038        13,158
J. Craig Riddle                               242,563        13,633
William M. Tandy                              243,038        13,158

There were no abstentions or broker non-votes in the election of Directors.

(2)      2004 Stock Option Plan
                                                               Broker
         For               Against          Abstain           Non-Vote
         ---               -------          -------           --------

         147,852           50,723             547              57,074

(3)      2004 Restricted Stock Plan
                                                               Broker
         For               Against          Abstain           Non-Vote
         ---               -------          -------           --------

         132,002           65,748            1,372              57,074


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

         (a)      The  following   exhibits  are  either  being  filed  with  or
                  incorporated by reference in this quarterly report on Form 10-QSB:

       Number  Description
       ------  -----------
       3.1     Articles of Incorporation *
       3.2     Bylaws
       4       Form of Common Stock Certificate *
      10.1     Employment Agreement with William M. Tandy *
      10.2     2004 Stock Option Plan **
      31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
      31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
      32       Section 1350 Certification
      ---------------

     * Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226).
     ** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-116450).


         (b) Reports on Form 8-K. None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY FIRST BANCORP, INC.


Date: August 10, 2004               /s/William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: August 10, 2004               /s/Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)