Form 10QSB
period 2004-09-30
COMMUNITY FIRST BANCORP INC
filed 2004-11-15
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________


                         Commission File Number 0-50322


                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


             MARYLAND                                           36-4526348
-------------------------------                              -------------------
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

     As of September 30, 2004, there were 277,725 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
        Yes       No  X
            ---      ---

                          COMMUNITY FIRST BANCORP, INC.

                             MADISONVILLE, KENTUCKY

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2004
             (unaudited) and December 31, 2003                                3
         CondensedConsolidated  Statements of  Operations - (Unaudited)
             for the three and nine months ended September 30, 2004
             and 2003                                                         4
         Condensed Consolidated Statements of Cash Flows - (Unaudited)
             for the nine months ended September 30, 2004 and 2003            5
         CondensedConsolidated  Statements  of Changes in  Stockholders'
              Equity for the nine months ended September 30, 2004
              and 2003                                                        7
         Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                     8

Item 2.  Management's Discussion and Analysis of Financial                   11
                  Condition and Results of Operations

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION

Item 6.  Exhibits                                                            18

Signatures                                                                   19

                          COMMUNITY FIRST BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          SEPTEMBER 30,           DECEMBER 31,
                                                                              2004                    2003
                                                                          -----------             -----------
                                                                              (UNAUDITED)
                                 ASSETS
Cash and cash equivalents:
    Cash and due from banks                                               $   437,368             $ 1,068,146
    Interest-bearing demand deposits                                        1,321,804                  15,916
    Interest-bearing time deposits                                              --                     25,000
                                                                          -----------             -----------
        Total cash and cash equivalents                                     1,759,172               1,109,062

Securities, held-to-maturity (market values of
   $107,806 and $1,535,160 at September 30,
   2004 and December 31, 2003, respectively)                                  100,815               1,424,067
Securities, available-for-sale, at fair value                               2,227,188               1,975,718
Loans, net of the allowance for loan loss of
  $270,081 and $180,955 at September 30, 2004
  and December 31, 2003, respectively                                      46,714,257              35,066,142
Premises and equipment, net                                                 2,555,638               1,952,549
Foreclosed real estate                                                         15,000                  --
Federal Home Loan Bank (FHLB) stock                                           679,800                 659,600
Interest receivable                                                           235,139                 159,150
Deferred income taxes                                                         388,638                 127,677
Other assets                                                                   83,495                  67,499
                                                                          -----------             -----------
        Total assets                                                      $54,759,142             $42,541,464
                                                                          ===========             ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                              $41,349,502             $33,171,526
    FHLB advances                                                           9,500,000               5,000,000
    Interest payable and other liabilities                                    216,613                 161,171
                                                                          -----------             -----------
        Total liabilities                                                  51,066,115              38,332,697
                                                                          -----------             -----------
Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                              --                      --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      277,725 at September 30, 2004 and
      December 31, 2003                                                         2,777                   2,777
    Additional paid-in capital                                              2,457,429               2,466,428
    Retained earnings - substantially
      restricted                                                            1,254,215               1,763,045
    Accumulated other comprehensive income                                    (21,394)                (23,483)
                                                                          -----------             -----------
        Total stockholders' equity                                          3,693,027               4,208,767
                                                                          -----------             -----------
        Total liabilities and stockholders' equity
                                                                          $54,759,142             $42,541,464
                                                                          ===========             ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                   --------------------------   --------------------------
                                       2004          2003          2004           2003
                                   -----------    -----------   -----------    -----------
Interest and dividend income:
  Loans                            $   674,778    $   524,321   $ 1,840,084    $ 1,513,665
  Investment securities                 14,165         31,517        64,545         85,757
  Dividend on FHLB Stock                 6,624          6,519        19,744         19,159
                                   -----------    -----------   -----------    -----------
      Total interest and
       dividend income                 695,567        562,357      1,924,373     1,618,581
                                   -----------    -----------   -----------    -----------

Interest expense:
  Deposits                             241,193        206,717       688,963        614,939
  FHLB advances                         36,907          2,943        69,157          7,673
                                   -----------    -----------   -----------    -----------
      Total interest expense           278,100        209,660       758,120        622,612
                                   -----------    -----------   -----------    -----------

      Net interest income              417,467        352,697     1,166,253        995,969

  Provision for loan losses             32,500         18,000       101,500         50,000
                                   -----------    -----------   -----------    -----------
      Net interest income
        after provision for
          loan losses                  384,967        334,697     1,064,753        945,969
                                   -----------    -----------   -----------    -----------

Noninterest income:
  Service charges and fees              60,627         37,865       155,283        100,243
  Loss on sale of foreclosed
    assets                                  --             --           404             --
  Foreclosed real estate
    expense, net                          (450)            --        (3,215)            --
  Insurance commissions and
    premiums                               665            940         2,890          3,584
  Other income                           1,871          3,332        10,234         14,083
                                   -----------    -----------   -----------    -----------
      Total noninterest income          62,713         42,137       165,596        117,910
                                   -----------    -----------   -----------    -----------
Other expenses:
  Compensation and benefits            295,504        144,363       814,849        398,013
  Directors fees                        10,800         10,800        32,400         32,400
  Occupancy expense                     91,266         50,483       282,285        121,042
  Insurance premiums                    10,815          8,422        28,732         20,341
  Data processing                       55,389         45,989       164,926        135,230
  Advertising                           41,424         23,258       127,023         60,656
  Office supplies and postage           32,795         21,518       112,414         50,740
  Payroll and other taxes               30,055         18,112        81,557         53,696
  Professional fees                      5,961         11,572        83,770         29,027
  Expenses related to conversion
      of data processor                     --             --       110,834             --
  Other operating expenses              61,270         26,596       162,427         75,567
                                   -----------    -----------   -----------    -----------
      Total noninterest expense        635,279        361,113     2,001,217        976,712
                                   -----------    -----------   -----------    -----------
Income (loss) before income
  taxes                               (187,599)        15,721      (770,868)        87,167
Income tax expense (benefit)           (63,730)         5,933      (262,038)       (49,435)
                                   -----------    -----------   -----------    -----------
Net income (loss)                  $  (123,869)   $     9,788   $  (508,830)   $   136,602
                                   ===========    ===========   ===========    ===========
Basic earnings (loss) per share    $     (0.45)   $      0.04   $     (1.83)   $      0.49
                                   ===========    ===========   ===========    ===========
Weighted average common shares
   outstanding during the period       277,725        277,725       277,725        277,725
                                   ===========    ===========   ===========    ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30
                                                             ----------------------------
                                                                2004            2003
                                                             ------------    ------------
Operating Activities:
    Net income (loss)                                        $   (508,830)   $    136,602
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        FHLB stock dividend                                       (20,200)        (19,000)
        Provision for loan losses                                 101,500          50,000
        Depreciation, amortization and accretion                  142,556          63,036
        Loss on sale of foreclosed assets                            --              --
        Deferred income tax benefit                              (262,038)        (50,140)
        Change in assets and liabilities:
            Other assets                                          (30,996)           --
            Accrued interest receivable and other assets          (75,989)       (101,552)
            Accrued interest payable and other liabilities         55,442         150,172

                Net cash (used)/provided by
                  operating activities                           (598,555)        229,118
                                                             ------------    ------------

Investing Activities:
    Net increase in loans                                     (11,749,615)     (6,604,585)
    Proceeds from maturities/calls of held-to-maturity
       securities                                               1,323,252         439,914
    Purchases of available-for-sale securities                   (252,570)     (2,014,098)
    Purchases of premises and equipment                          (741,378)       (772,584)
                                                             ------------    ------------

                Net cash used in investing
                  activities                                  (11,420,311)     (8,951,353)
                                                             ------------    ------------

Financing Activities:
    Net increase in deposits                                    8,177,976       4,227,953
    Payments on short-term borrowings                          (4,000,000)           --
    Proceeds from short-term borrowings                         8,500,000       2,000,000
    Net proceeds/(costs) from issuance of common stock             (9,000)      2,469,205
                                                             ------------    ------------

                Net cash provided by financing activities      12,668,976       8,697,158
                                                             ------------    ------------

Net increase (decrease) in cash and cash equivalents              650,110         (25,077)
Cash and cash equivalents, beginning of period                  1,109,062         758,126
                                                             ------------    ------------
Cash and cash equivalents, end of period                     $  1,759,172    $    733,049
                                                             ============    ============

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30
                                                             --------------------------
                                                                2004            2003
                                                             ------------    ----------
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                        $758,120         $622,612
                                                              ========         ========

NON-CASH TRANSACTIONS:
Loans transferred to foreclosed real estate                   $ 15,000         $   --
                                                              ========         ========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                           COMMON STOCK             ADDITIONAL
                                                    ----------------------------    PAID-IN          RETAINED
                                                        SHARES       AMOUNT         CAPITAL          EARNINGS
                                                    ------------------------------------------------------------

    BALANCE, JANUARY 1, 2003                              0            $0              $0           $1,748,866

      Comprehensive income
        Net income                                        --           --              --             $136,603
        Change in unrealized depreciation on
          available-for-sale

           Total securities, net of taxes


                  Total comprehensive income

        Issuance of stock                            277,725        2,777       2,446,428
                                                     -------       ------      ----------         ------------
    BALANCE, SEPTEMBER 30, 2003                      277,725       $2,777       2,466,428           $1,885,469
                                                     =======       ======      ==========         ============

    BALANCE, JANUARY 1, 2004                         277,725       $2,777      $2,466,428           $1,763,045

      Comprehensive income
        Net loss                                          --           --              --            $(508,830)
        Change in unrealized depreciation on
          available-for-sale securities, net of
          taxes                                           --           --              --                   --

           Total comprehensive loss

      Costs of stock issuance                                                      (9,000)
                                                     -------       ------      ----------         ----------
    BALANCE, SEPTEMBER 30, 2004                      277,725       $2,777      $2,457,428         $1,254,215
                                                     =======       ======      ==========         ==========
                                                       ACCUMULATED
                                                           OTHER
                                                      COMPREHENSIVE       COMPREHENSIVE
                                                      INCOME (LOSS)       INCOME (LOSS)         TOTAL
                                                    ---------------------------------------------------------

    BALANCE, JANUARY 1, 2003                               $0                                 $1,748,866

      Comprehensive income                                                                      $136,603
        Net income                                                         $ 136,603
        Change in unrealized depreciation on
          available-for-sale

           Total securities, net of taxes              $(18,177)           $ (18,177)           $(18,177)
                                                                           ---------

                  Total comprehensive income                               $ 118,426
                                                                           =========
        Issuance of stock                                                                      2,468,205
                                                                                              ----------
    BALANCE, SEPTEMBER 30, 2003                        $(18,177)                              $4,336,497
                                                       ========                               ==========
    BALANCE, JANUARY 1, 2004                           $(23,483)                              $4,208,767

      Comprehensive income
        Net loss                                             --            $(508,830)         $ (508,830)
        Change in unrealized depreciation on
          available-for-sale securities, net of
          taxes                                           2,089                2,089               2,089
                                                                           ---------
           Total comprehensive loss                                        $(506,741)                --
                                                                           =========
      Costs of stock issuance                                                                     (9,000)
                                                       --------                               ----------
    BALANCE, SEPTEMBER 30, 2004                        $(21,394)                              $3,693,026
                                                       ========                               ==========

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

     On June 26, 2003, the Company became the holding company for the Bank upon the consummation of the Conversion. The Conversion was accomplished through the sale and issuance by the Company of 277,725 shares of common stock at $10 per share. Net proceeds from the sale of common stock were $2,460,205. Costs associated with the Conversion were deducted from the proceeds from the sale of the common stock and totaled $317,045.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations and statement of cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The condensed consolidated balance sheet of the Company as of December 31, 2003 has been derived from the audited condensed consolidated balance sheet of the company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2003 filed with the Securities and Exchange Commission. The statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

     The unaudited condensed consolidated financial statements include the accounts of the Company and the Bank for the periods presented in 2004 and the accounts of the Bank for the periods presented in 2003. All material intercompany balances and transactions have been eliminated in consolidation.

3.   OTHER COMPREHENSIVE LOSS

     Other comprehensive loss components and related taxes were as follows:

                                                  2004         2003
                                                  ----         ----
         Unrealized loss on available-
            for-sale securities before
            tax effect                          $(3,167)      $ --
         Tax benefit                              1,077         --
                                                -------       -----
                  Other comprehensive loss      $(2,090)      $ --
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

                                                         2004             2003
                                                         ----             ----
Nine Months ended September 30,
  Net income (loss)                                   $(508,830)       $ 136,602
  Weighted average number of
    common shares                                       277,725          277,725
                                                      ---------        ---------
         Basic Earnings (Loss)
           per share                                  $   (1.83)       $    0.49
                                                      =========        =========

                                                         2004             2003
                                                         ----             ----
Three Months ended September 30,
  Net income (loss)                                   $(123,869)       $   9,788
  Weighted average number of
    common shares                                       277,725          277,725
                                                      ---------        ---------
         Basic Earnings (Loss)
           per share                                  $   (0.45)       $    0.04
                                                      =========        =========


5.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels are as follows (in thousands):

                                                                    SEPTEMBER 30, 2004
                             -------------------------------------------------------------------------------
                                                               FOR CAPITAL                 TO BE WELL
                                                            ADEQUACY PURPOSES           CAPITALIZED UNDER
                                                                                        PROMPT CORRECTIVE
                                                                                        ACTION PROVISIONS
                             -------------------------   -------------------------  ------------------------
                                      ACTUAL                     REQUIRED                   REQUIRED
                             -------------------------   -------------------------  ------------------------
                                AMOUNT        %             AMOUNT        %            AMOUNT         %
                             -------------------------   -------------------------  ------------------------
Core capital                      $3,612        6.59%    $2,191         4.00%        $3,287          6.00%
Tangible capital                   3,612        6.59%     2,191         4.00%           n/a          n/a
Total Risk based capital           3,882       12.29%     2,527         8.00%         3,159         10.00%
Tier 1 Risk based capital          3,612       11.44%        n/a         n/a          2,739          5.00%

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.

FORWARD-LOOKING STATEMENTS

When used in this  discussion  and  elsewhere in this  Quarterly  Report on Form
10-QSB, the words or phrases "will likely result," "are expected to," will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities, expenses related to the opening of the new office and competitive and regulatory factors could affect the Company's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $270,081 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at September 30, 2004.

DEFERRED INCOME TAXES. We have a recorded deferred tax asset of $388,638 as of December 31, 2004. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At September 30, 2004, there is no valuation allowance established. The deferred tax asset will be utilized as we become profitable. Prior to the expenses incurred with our computer conversion and the opening of our new main office, we had three consecutive profitable quarters from January 2003 through September 2003.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

NET INCOME/LOSS. Net loss for the three months ended September 30, 2004 was $123,900 compared to net income of $9,800 for the three months ended September 30, 2003. Net loss for the nine months ended September 30, 2004 was $508,832 compared to net income of $136,600 for the nine months ended September 30, 2003. The Company's net loss for the three and nine months ended September 30, 2004 reflects expenses incurred as a result of opening a new main office, as well as expenses associated with a computer conversion which offset improvements in net interest income and noninterest income.

NET INTEREST INCOME. Net interest income increased $64,800 or 18.4% to $417,500 for the three months ended September 30, 2004 compared to $352,700 for the three months ended September 30, 2003. Year-to-date net interest income was $1,166,300 compared to $996,000 for the nine months ended September 30, 2003, an increase of $170,300 or 17.1%. The increase in net interest income during the 2004 periods was attributable to a higher volume of loans. Interest income for the three and nine months ended September 30, 2004 was $695,600 and $1,924,400, respectively, an increase of $133,200 and $305,800 over the prior year. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. During the nine months ended September 30, 2004, net loans averaged $40.6 million for the period as compared to $29.1 million during the first nine months of fiscal year 2003, an increase of $11.5 million or 39.5%. While interest rates decreased during this period, interest income increased by $305,800 primarily due to higher outstanding loan balances. Net interest income also benefited from reduced deposit costs in the lower interest rate environment as higher costing certificates of deposit matured. With increased deposits of $9.0 million, interest expense increased by $68,400 and $135,500 for the three and nine months ended September 30, 2004. The Bank's interest rate spread decreased to 3.23% for the nine months ended September 30, 2004 compared to 3.48% for the nine months ended September 30, 2003 The narrowing of the spread was primarily attributable to two short-term certificate of deposit promotions conducted in connection with the opening of the new office which attracted approximately $2.1 million in new deposits. Net interest margin decreased to 3.43% for the 2004 period compared to 3.64% for the 2003 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $32,500 and $101,500 for the three and nine months ended September 30, 2004, respectively, compared to $18,000 and $50,000 for the three and nine months ended September 30, 2003, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At September 30, 2004, the Bank's allowance for loan losses was $270,081 or 0.57% of the gross loan portfolio, compared to $180,955 or 0.51% of the gross loan portfolio as of December 31, 2003. The increase in allowance for loan losses can be attributed to the increase in commercial and consumer lending during the nine months ended September 30, 2004.

NONINTEREST INCOME. Noninterest income was $62,700 and $165,600 for the three and nine months ended September 30, 2004, respectively, compared to $42,100 and $117,900 for the three and nine months ended September 30, 2003, respectively. The increase for the most recent periods is due primarily to increases in the volume of non-sufficient funds fees and overdraft fees.

NONINTEREST EXPENSE. Noninterest expense was $635,300 and $361,100 for the three months ended September 30, 2004 and 2003, respectively, and $2,001,200 and $976,700 for the nine months ended September 30, 2004 and 2003, respectively. The increases for the three months of $274,200 or 76.0% and for the nine months of $1,024,500 or 104.9% were due primarily to the addition of a new main office and expenses incurred in the conversion of data processors. The opening of the new main office and its related renovations and improvements created increased occupancy expenses of $40,800 or 80.8% to $91,300 for the three months ended September 30, 2004 compared to $50,500 for the three months ended September 30, 2003. For the nine-month period, occupancy expense increased $161,200 or 133.2% to $282,300. The data processor conversion expenses totaling $110,800 for the nine months ended September 30, 2004 included billed items from our previous data processor of $22,700 for data test tapes and $30,700 for online deconversion services. During the three months ended June 30, 2004 our previous data processor refunded us $8,300 for overpayment of deconversion expenses. Also included were items from our new data processor such as data mapping and converting, parameter setup, item processing setup, data communication installation fees, and software license fees. Computer and data processing expense increased by $9,400 or 20.4% to $55,400 for the three months ended September 30, 2004 compared to $46,000 for the three months ended September 30, 2003 and increased by $29,700 or 22.0% to $164,900 for the nine months ended September 30, 2004 and compared to $135,200 for the nine months ended September 30, 2003. The increase in data-processing costs is related to the growth of the Bank and the increase in the number of customers since the opening of the new office. Compensation and benefits expense increased by $151,100 or 104.7% to $295,400 for the three months ended September 30, 2004 compared to $144,400 for the three months ended September 30, 2003 and increased by $416,800 or 104.7% to $814,800 for the nine months ended September 30, 2004 compared to $398,000 for the nine months ended September 30, 2003. Salaries for officers increased by $81,800 or 168.6% to $130,300 for the three months ended September 30, 2004 and increased by $189,400 or 131.6% to $333,400 for the nine months ended September 30, 2004 compared to $48,500 and $144,000 for the three and nine months ended September 30, 2003. The increase was due to the addition of four new loan officers, two of whom also serve as branch managers for our two locations. Salaries for employees increased by $41,800 or 60.5% to $111,000 for the three months ended September 30, 2004 and increased by $119,000 or 70.6% to $287,400 for the nine months ended September 30, 2004 compared to $69,100 and $168,500 for the three and nine months ended September 30, 2003 due to the addition of five to six new employees hired to help with staffing of the new main office. Advertising expenses increased $18,200 or 78.1% to $41,400 for the three months ended September 30, 2004 and increased $66,400, or 109.4% to $127,000 for the nine months ended September 30, 2004 compared to $23,300 and $60,700 for the three and nine months ended September 30, 2003. The change was due primarily to increased overall marketing expenses, marketing the new main office and the activities associated with its grand opening on March 5, 2004, as well as marketing efforts to explain our data processor conversion and its effects to our customers. Office supplies and postage expenses increased $11,300 or 52.4% to $32,800 for the three months ended September 30, 2004 and increased $61,700, or 121.6% to $112,400 for the nine months ended September 30, 2004 compared to $21,500 and $50,700 for the three and nine months ended September 30, 2003. The increases are due primarily to the greater need for paper and supplies with the bank's new second location. Professional fees decreased $5,600 or 48.5% to $6,000 for the three months ended September 30, 2004 and increased $54,700, or 188.6% to $83,800 for the nine months ended September

30, 2004 compared to $11,600 and $29,000 for the three and nine months ended September 30, 2003. The change was due primarily to additional legal and accounting fees incurred in connection with SEC reporting requirements.

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


COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

The Company's total assets as of September 30, 2004 were $54.8 million, an increase of $12.3 million or 28.9% from December 31, 2003's level of $42.5 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in commercial real estate loans. Net loans receivable increased by $11.6 million, or 33.2%, which reflected our continued marketing efforts. The Company's investment securities decreased by $1.1 million, or 31.5%, to $2.3 million at September 30, 2004 due to maturities of securities. Premises and equipment increased $603,000, or 30.9%, primarily due to the opening of a new main office and the purchase of equipment for the new office. The Company's cash and cash equivalents as of September 30, 2004 were $1.8 million, an increase of $700,000 from December 31, 2003's level of $1.1 million.

Liabilities increased by $12.7 million, or 33.2%, to $51.1 million due primarily to a $8.2 million, or 24.7%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances increased $4.5 million or 90.0% to $9.5 million at September 30, 2004 from $5.0 million at December 31, 2003. The Bank has used proceeds from the advances to help meet loan demand.

Stockholders' equity decreased to $3.7 million at September 30, 2004 from $4.2 million at December 31, 2003. The decrease in stockholders' equity principally reflects $509,000 in losses during the period.

At September 30, 2004, the Bank was in compliance with all applicable regulatory capital requirements with tangible and core capital equal to 6.59% of adjusted total assets and total risk-based capital equal to 12.29% of risk-weighted assets.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                  SEPTEMBER 30,     DECEMBER 31,
                                                     2004              2003
                                                    -------          -------
  Non-accrual loans                                 $ 1,000          $28,000
  Accruing loans past due 90 days or more            70,000           20,000
                                                    -------          -------

  Total non-performing loans                         71,000           48,000

Foreclosed assets                                    15,000             --
                                                    -------          -------
  Total non-performing assets                       $86,000          $48,000
                                                    =======          =======

Non-accrual loans at September 30, 2004 consisted of one loan. Accruing loans past due 90 days or more at September 30, 2004 consisted of eight loans.

At September 30, 2004, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ---------------------------
                                                       2004             2003
                                                    ---------         ---------
Balance, beginning of period                        $ 180,955         $ 105,868
Loans charged off                                     (13,091)           (6,052)
Loan recoveries                                           717             1,461
                                                    ---------         ---------

     Net charge-offs                                  (12,374)           (4,591)

Provision for loan losses                             101,500            50,000
                                                    ---------         ---------

Balance, end of period                              $ 270,081         $ 151,277
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

Cash and cash equivalents (cash, due from banks, interest-bearing deposits with banks, and federal funds sold), as of September 30, 2004, totaled $1.76 million compared to $1.11 million at December 31, 2003. The Bank's cash flows were provided mainly by financing activities, including $8.2 million from net deposit increases and $4.5 million net increase in FHLB borrowings. Operating activities used $598,600 in cash for the nine months ended September 30, 2004 compared to $229,100 provided in cash for the nine months ended September 30, 2003. The Bank used cash flows of $11.4 million for its investing activities primarily to fund an increase in gross loans of $11.7 million.

At September 30, 2004, the Bank had outstanding commitments to originate loans totaling $1.9 million, excluding $459,300 in unused home equity lines of credit and $33,000 in other lines of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $790,000. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2004, totaled $15.9 million. Management believes that a significant percentage of such deposits will remain with the Bank.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 5% and ratios of Tier I and total capital to risk-weighted assets of at least 6% and 10% respectively. At September 30, 2004, the Bank satisfied the capital requirements for classification as well capitalized under OTS regulations.

During the quarter ended September 30, 2004, the Company opened a $750,000 line of credit with The Banker's Bank of Tennessee to provide additional liquidity at the holding company level and for future capital contributions for the Bank if needed. The line of credit provides for an interest rate at the prime rate and is secured by the Company's stock in the Bank. No amounts have been drawn on this line.

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

PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS

          The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

         NUMBER   DESCRIPTION
         ------   -----------
         3.1      Articles of Incorporation *
         3.2      Bylaws *
         4        Form of Common Stock Certificate *
         10.1     Employment Agreement with William M. Tandy *
         10.2     2004 Stock Option Plan **
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                     Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                     Officer
         32       Section 1350 Certification
         _______________
         * Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226).
         ** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-116450).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COMMUNITY FIRST BANCORP, INC.


Date: November 15, 2004                     /s/ William M. Tandy
                                            ------------------------------------
                                            William M. Tandy, President
                                            (Duly Authorized Representative)


Date: November 15, 2004                     /s/ Michael D. Wortham
                                            ------------------------------------
                                            Michael D. Wortham, Vice President
                                            (Chief Financial Officer)