Form 10KSB
period 2004-12-31
COMMUNITY FIRST BANCORP INC
filed 2005-03-31
CIK 1224499

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-KSB
(MARK ONE)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

         For the Fiscal Year Ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period __________ to __________

                           Commission File No. 0-50322

                          COMMUNITY FIRST BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         MARYLAND                                           36-4526348
--------------------------------                         ------------------
(State or Other Jurisdiction of                          (I.R.S. Employee
Incorporation or Organization                            Identification No.)


2420 NORTH MAIN STREET, MADISONVILLE, KENTUCKY                 42431
----------------------------------------------              ----------
(Address of Principal Executive Offices)                    (Zip Code)

                    Issuer's Telephone Number (270) 326-3500

       Securities Registered Under Section 12(b) of the Exchange Act: NONE

         Securities Registered Under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

     Check  whether  the issuer:  (l) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  YES   X      NO
       ---        ---
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $2.9 million

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3.0 million as of March 28, 2005 based on the last sale ($12.75 per share) reported on the OTC Electronic Bulletin Board as of that date. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of March 28, 2005, there were issued and outstanding 277,725 shares of the registrant's common stock.

     Transitional Small Business Disclosure Format: YES    NO X
                                                       ---   ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

     THE COMPANY. Community First Bancorp, Inc. (the "Company") became the holding company for Community First Bank (the "Bank") in June 2003 upon completion of the Bank's conversion to stock form. The Company does not engage in any activities other than holding the stock of the Bank. At December 31, 2004, the Company had total assets of $63.5 million, loans receivable of $51.9 million, total deposits of $46.5 million and total equity of $3.2 million.

     The Company's executive offices are located at 2420 North Main Street, Madisonville, Kentucky and its main telephone number is (270) 326-3500. The Company also maintains a website at

     THE BANK. The Bank is a federal stock savings bank operating through two offices in Madisonville, Kentucky. Founded in 1923 as the Madisonville Building and Loan Association, the Bank converted to a federal mutual savings bank charter and adopted its current name in 2002. In June 2003, the Bank converted to stock form and became a subsidiary of the Company. The Bank is a member of the Federal Home Loan Bank ("FHLB") System. Its deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

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

     The largest employers in Madisonville and the surrounding communities include the Trover Regional Medical Center, General Electric Aircraft Engine, Carhartt, Inc. and Lear Corporation. By industry, the largest sectors of the Madisonville economy are healthcare and manufacturing. The 2003 unemployment rate for Hopkins County was 7.7%, compared to 6.0% nationally. The median household income of $32,222 in 2002 for Hopkins County was below the median for Kentucky as a whole of $35,427 and for the United States of $47,065. While the population of Madisonville grew by approximately 19% from 1990 to 2000, Hopkins County as a whole grew less than 1.0%. By comparison, the population of Kentucky grew by 9.6%. The population of Hopkins County is projected to decline slightly during the next decade according to projections by the Kentucky Department for Economic Development.

LENDING ACTIVITIES

     Our loan portfolio consists primarily of mortgage loans secured by first liens on one- to four-family residences. We also make consumer, residential construction and commercial real estate and commercial business loans. While we have continued our historic emphasis on one- to four-family lending, we have also sought to grow our portfolio of commercial mortgages.

     At December 31, 2004, our gross loans totaled $51.9 million, of which $39.8 million were first mortgage loans secured by one- to four-family residences. We originate adjustable-rate mortgage ("ARM") loans with rates that adjust annually after an initial period of one, three, five or seven years during which the interest rate is fixed. We offer similar terms on our commercial and multi-family mortgages. Our consumer loans may have either fixed or variable rates.

     The following table sets forth information concerning the types of loans held by the Company at the dates indicated.

                                                                        AT DECEMBER 31,
                                                            -----------------------------------------------
                                                                    2004                        2003
                                                            -----------------           -------------------
                                                             AMOUNT       %             AMOUNT         %
                                                            -------     -----           -------      ------
     Real estate mortgage loans:
       One- to four-family residential first...             $39,758     76.09%          $29,719      83.57%
       One- to four-family residential second..               1,208      2.31               680        1.91
       Multi-family............................               1,075      2.06               440        1.24
       Commercial..............................               2,953      5.65             2,422        6.81
       Construction............................               1,900      3.64               547        1.54
     Other loans:
       Consumer installment....................                 252      0.48               166        0.47
       Commercial..............................               2,370      4.54               177        0.50
       Automobile..............................               1,905      3.64               993        2.79
       Passbook................................                 330      0.63               295        0.83
       Other...................................                 501      0.96               122        0.34
                                                             ------    ------           -------      ------
                                                             52,252    100.00%           35,561      100.00%
                                                                       ======                        ======
     Less:
       Unearned interest.......................                  --                          --
       Allowance for loan losses...............                 320                         181
       Loans in process........................                  --                         314
                                                            -------                     -------
          Total................................             $51,932                     $35,066
                                                            =======                     =======

     The following table sets forth the estimated maturity of the Company's loan portfolio at December 31, 2004. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                               DUE WITHIN            DUE AFTER             DUE OVER 5
                                             ONE YEAR AFTER      1 THROUGH 5 YEARS        YEARS AFTER
                                           DECEMBER 31, 2004     DECEMBER 31, 2004     DECEMBER 31, 2004         TOTAL
                                           -----------------     -----------------     -----------------         ------
                                                                           (IN THOUSANDS)
Real estate mortgage loans:
  One- to four-family residential first        $  1,000               $ 1,235               $ 37,523           $  39,758
  One- to four-family residential second              5                   294                    909               1,208
  Multi-family......................                  0                     0                  1,075               1,075
  Commercial........................                 13                   261                  2,679               2,953
  Construction......................              1,900                     0                      0               1,900
Other loans:
  Consumer installment..............                 82                   136                     34                 252
  Commercial........................              1,233                   684                    453               2,370
  Automobile........................                 73                 1,832                      0               1,905
  Passbook..........................                330                     0                      0                 330
  Other.............................                124                   377                      0                 501
                                               --------               -------               --------           ---------
      Total.........................           $  4,760               $ 4,819               $ 42,673           $  52,252
                                               ========               =======               ========           =========

         The next table sets forth at December 31, 2004, the dollar amount of all loans due one year or more after December 31, 2004 which have predetermined interest rates and have floating or adjustable interest rates.

                                                                  PREDETERMINED        FLOATING OR
                                                                      RATE           ADJUSTABLE RATES
                                                                  ------------       ----------------
                                                                             (IN THOUSANDS)
     Real estate mortgage loans:
         One- to four-family residential first...........           $  5,784            $ 32,466
         One- to four-family residential second..........                325                 123
         Multi-family....................................                  0                 437
         Commercial......................................              4,854                 971
         Construction....................................                  0                   0
     Other loans:
         Consumer installment............................                122                   0
         Commercial......................................                443                   0
         Automobile......................................              1,690                   0
         Passbook........................................                  0                   0
         Other...........................................                277                   0
                                                                    --------            --------
              Total......................................           $ 13,495            $ 33,997
                                                                    ========            ========

         ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Our primary lending activity consists of the origination of one- to four-family residential first mortgage loans secured by property located in our primary market area. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the purchase price with a maximum loan amount of $500,000 and a maximum term of 30 years. We will make residential mortgage loans with loan-to-value ratios greater than 80% as long as they comply with secondary market standards. Currently we do not sell our loans in the secondary market, but instead act as an originator by taking the loan application and then forwarding it to a secondary market lender. Although we make loans on one- to four-family rental properties, the majority of our residential first mortgages are on owner-occupied properties.

         The first mortgage loans that we originate for our portfolio generally have rates that adjust annually after an initial period of one, three, five or seven years during which the rate is fixed. We do not originate 30-year fixed rate loans for our portfolio.

         The interest rate on ARM loans is based on an index plus a stated margin. ARM loans provide for periodic interest rate adjustments upward or downward of up to two percentage points per year with a limit of six percentage points over the life of the loan. Borrowers on ARM loans must qualify at the fully adjusted rate. The ratio on our ARM loans are generally indexed to the rates on one-year U.S. Treasury bills adjusted to a constant maturity. We also have in our portfolio ARM loans which are indexed to the average cost of funds for savings associations in the 11th Federal Home Loan Bank District. We discontinued using this index in 1996 because it tended to lag the market and such loans were less than 2.02% of the portfolio at December 31, 2004.

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

         ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2004, approximately 79% of the one- to four-family residential loans we held had adjustable rates of interest.

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

         At December 31, 2004, the Bank's largest commercial real estate loan was a $428,500 loan secured by a 28-unit apartment complex in Madisonville originated in December 2003. The 20-year fully amortizing loan bears a fixed rate of interest for seven years and floats with the prime rate thereafter. The loan-to-value ratio at origination was 64% and the loan is personally guaranteed by the principals of the corporate borrower. The Bank's second largest loan was a $393,900 loan secured by a medical office-complex unit in Madisonville originated in July 2004. The loan has a seven-year amortization and bears a fixed rate of interest. The loan-to-value ratio was 73% at the date of origination.

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

         COMMERCIAL BUSINESS LOANS. We engage in a limited amount of commercial business lending primarily for the accommodation of existing customers. Our commercial business loans generally are secured by equipment or other tangible assets. Our largest commercial business loan at December 31, 2004 had a balance of approximately $84,900 and was made to a local hydraulic hose and pipe-fitting company.

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

         CONSUMER LOANS. We offer various types of consumer loans in order to provide a wider range of financial services to our customers. Consumer loans totaled $3.0 million, or 5.7%, of our total loans at December 31, 2004. Our consumer loans consist of automobile, personal unsecured loans, passbook, home improvement loans and equipment loans. Passbook and certificate of deposit secured loans are offered up to the maximum of the deposit balance and are due on demand.

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

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                            2004          2003
                                                         ---------      --------
                                                               (IN THOUSANDS)
Loans originated:
  Real estate mortgage loans:
     One- to four-family residential first ...........     $16,696       $16,475
     One- to four-family residential second ..........         231           507
     Multi-family ....................................         269          --
     Commercial ......................................       4,208         1,675
     Construction ....................................       3,043         1,031
  Other loans:
     Consumer installment ............................         419           200
     Commercial ......................................       1,167            98
     Automobile ......................................       1,810           891
     Passbook ........................................         353           283
     Other ...........................................         109           208
                                                           -------       -------
        Total loans originated .......................     $28,305       $21,368
                                                           =======       =======

         LOANS TO ONE BORROWER. The maximum amount of loans which we may make to any one borrower may not exceed the greater of $500,000 or 15% of our unimpaired capital and unimpaired surplus without approval by our Board of Directors. We may lend an additional 10% of our unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Our maximum loans-to-one-borrower limit without Board approval was $500,000 at December 31, 2004. However, with the approval of the Board, at December 31, 2004 we had loans totaling more than $500,000 to three different customers. At December 31, 2004, our largest loan concentration outstanding had a balance of $907,300.

NONPERFORMING AND PROBLEM ASSETS

         LOAN DELINQUENCIES. Generally when a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If payment is still delinquent after 30 days, the borrower will receive a formal delinquency notice. The borrower will be contacted by telephone or visited personally if the loan remains delinquent after 45 days. If the loan continues in a delinquent status for 120 days past due and no repayment plan is in effect, the loan will be referred to an attorney for collection, with foreclosure commenced no later than 180 days. The customer will be notified when foreclosure is commenced. At December 31, 2004, our loans past due between 30 and 89 days totaled $1.6 million.

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

                                                               AT DECEMBER 31,
                                                          -------------------------
                                                           2004               2003
                                                          ------             ------
                                                            (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:(1)
 Real estate:
    One- to four-family residential first..........        $  119            $   28
    One- to four-family residential second.........             3                --
    Multi-family...................................            --                --
    Commercial.....................................            --                --
    Construction...................................            --                --
  Other loans:
     Consumer installment..........................            --
     Commercial....................................            --                --
     Automobile....................................             9                --
     Passbook......................................            --                --
     Other.........................................            --                --
                                                           ------            ------
     Total.........................................        $  131            $   28
                                                           ======            ======
Accruing loans which are contractually
 past due 90 days or more:
  Real estate:
    One- to four-family residential first..........        $  158            $   20
    One- to four-family residential second.........            --                --
    Multi-family...................................            --                --
    Commercial.....................................            --                --
    Construction...................................            --                --
  Other loans:
     Consumer installment..........................            --                --
     Commercial....................................            --                --
     Automobile....................................             6                --
     Passbook......................................            --                --
     Other.........................................             1                 2
                                                           ------            ------
     Total.........................................        $  165            $   20
                                                           ======            ======

     Total nonperforming loans.....................        $  296            $   48
                                                           ======            ======
  Percentage of total loans........................          0.57%             0.13%
                                                           ======            ======

  Other non-performing assets(2)...................        $  --             $   --
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

         During the year ended December 31, 2004, gross interest income of approximately $2,000 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest on such loans was included in income during 2004.

         Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $2,000 at December 31, 2004.

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

         At December 31, 2004, we had $343,000 in loans classified as substandard and $2,000 in loans classified as doubtful. The Bank's substandard assets at December 31, 2004 consisted of 10 residential first mortgages. The doubtful assets consisted of 2 unsecured loans with a combined balance of $2,000. Reserves of $51,000 have been allocated to the substandard assets and $1,000 have been allocated to the doubtful assets.

         FORECLOSED REAL ESTATE. Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses. At December 31, 2004, we had no properties which we received in lieu of foreclosure.

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

         The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2004              2003
                                                              -------            ------
                                                               (DOLLARS IN THOUSANDS)

Balance at beginning of period.....................           $   181            $  106
                                                              -------            ------
Loans charged-off:
  Real estate mortgage loans:
    One- to four-family residential first..........                 9                --
    One- to four-family residential second.........                --                --
    Multi-family...................................                --                --
    Commercial.....................................                --                --
    Construction...................................                --                --
  Other loans:
    Consumer installment...........................                --                 7
    Commercial.....................................                --                --
    Automobile.....................................                12                --
    Passbook.......................................                --                --
    Other..........................................                 4                 2
                                                              -------            ------
Total charge-offs..................................                25                 9
                                                              -------            ------

Recoveries:
  Real estate mortgage loans:
    One- to four-family residential first..........                --                --
    One- to four-family residential second.........                --                --
    Multi-family...................................                --                --
    Commercial.....................................                                  --
    Construction...................................                --                --
  Other loans:
    Consumer installment...........................                 1                 2
    Commercial.....................................                --                --
    Automobile.....................................                --                --
    Passbook.......................................                --                --
    Other..........................................                --                --
                                                              -------            ------
Total recoveries...................................                 1                 2
                                                              -------            ------

Net loans charged-off..............................                24                 7
                                                              -------            ------
Provision for loan losses..........................               163                82
                                                              -------            ------
Balance at end of period...........................           $   320            $  181
                                                              =======            ======
Ratio of net charge-offs to average
   loans outstanding during the period.............              0.05%             0.02%
                                                              =======            ======

         The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                             AT DECEMBER 31,
                                            --------------------------------------------------
                                                  2004                        2003
                                            ------------------------    ----------------------
                                                       PERCENT OF                 PERCENT OF
                                                       LOANS IN EACH              LOANS IN EACH
                                                       CATEGORY TO                CATEGORY TO
                                            AMOUNT     TOTAL LOANS      AMOUNT    TOTAL LOANS
                                            ------     -----------      ------    ------------
                                                            (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
    One- to four-family residential first    $257       80.25%          $111       83.57%
    One- to four-family residential second      3        0.89             --        1.91
    Multi-family .........................      2        0.58              5        1.24
    Commercial ...........................     22        6.81             20        6.81
    Construction .........................      8        2.57             --        1.54
Other loans:
    Consumer installment .................      6        1.90             25        0.47
    Commercial ...........................      8        2.55              4        0.50
    Automobile ...........................     14        4.45             13        2.79
    Passbook .............................      0           0             --        0.83
    Other ................................      0           0              3        0.34
                                             ----      ------           ----      ------
     Total allowance for loan losses .....   $320      100.00%          $181      100.00%
                                             ====      ======           ====      ======

INVESTMENT ACTIVITIES

         INVESTMENT SECURITIES. We are required by federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives; (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities; (iii) expectation of future yield levels; and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. At December 31, 2004, our investment securities portfolio consisted primarily of FHLB bonds of various maturities.

         Our securities at December 31, 2004 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

         MORTGAGE-BACKED SECURITIES. We have invested from time to time in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. Our mortgage-backed securities portfolio consists primarily of participations or pass-through certificates issued by the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States. Our mortgage-backed securities portfolio was classified as "held-to-maturity" at December 31, 2004.

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

         The following table sets forth the carrying value of our investment securities and mortgage-backed portfolio at the dates indicated.

                                                           AT DECEMBER 31,
                                                        -------------------
                                                         2004         2003
                                                        ------       ------
                                                       (DOLLARS IN THOUSANDS)
Securities available-for-sale:
   U.S. government and agency securities .............  $2,215       $1,976
Securities held-to-maturity:
   U.S. government and agency securities .............       0        1,300
   Mortgage-backed securities ........................      89          124
                                                        ------       ------
      Total investments ..............................  $2,304       $3,400
                                                        ======       ======

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for our investment portfolio at December 31, 2004. The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the following table. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                              ONE YEAR OR LESS          ONE TO FIVE YEARS       FIVE TO TEN YEARS
                                             --------------------    ---------------------    --------------------
                                                         WEIGHTED                 WEIGHTED                WEIGHTED
                                             CARRYING    AVERAGE     CARRYING     AVERAGE     CARRYING    AVERAGE
                                               VALUE      YIELD        VALUE       YIELD        VALUE       YIELD
                                             --------    --------    ---------    --------    --------    --------
                                                                     (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government and agency securities...   $    504    2.50%       $ 1,754         2.51%    $      0         --  %

Securities held to maturity:
  Mortgage-backed securities..............          0      --             29         8.00            0         --
                                             --------                -------                  --------
     Total................................   $    504                $ 1,783                  $      0
                                             ========                =======                  ========


                                                MORE THAN TEN YEARS      TOTAL  INVESTMENT SECURITIES
                                                ---------------------   -------------------------------
                                                            WEIGHTED
                                                CARRYING    AVERAGE     CARRYING    MARKET      AVERAGE
                                                  VALUE       YIELD       VALUE     VALUE        YIELD
                                                --------    ---------   --------   -------      -------
                                                                  (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government and agency securities...      $      0         -- %   $  2,258    $  2,215      2.51%

Securities held to maturity:
  Mortgage-backed securities..............            60        8.38          89          95      8.26
                                                --------                --------    --------
     Total................................      $     60                $  2,347    $  2,310
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

         At December 31, 2004, time certificates in amounts of $100,000 or more constituted $9.6 million, or 20.8%, of our total deposit base. The majority of these certificates represent deposits from long-standing customers.

                                                       YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                    2004                     2003
                                             -------------------      --------------------
                                             AVERAGE     AVERAGE      AVERAGE      AVERAGE
                                             BALANCE       RATE       BALANCE        RATE
                                             -------     -------      -------      -------
                                                        (DOLLARS IN THOUSANDS)
Non interest-bearing demand............       $  4,047      --  %     $  1,674         --%
Interest-bearing demand................          5,652      0.33%        4,259       0.26%
Passbook savings.......................          4,091      0.30%        4,068       0.37%
Certificates of deposit................         32,676      3.24%       23,191       3.47%
                                              --------                --------
     Total.............................       $ 46,466                $ 33,192
                                              ========                ========


     The following table classifies our time certificates of $100,000 or more by time remaining to maturity as of December 31, 2004.

                                                           CERTIFICATES
MATURITY PERIOD                                             OF DEPOSIT
---------------                                            -------------
                                                          (IN THOUSANDS)

Three months or less..............................          $     514
Over three through six months.....................                842
Over six through 12 months........................              4,296
Over 12 months....................................              3,995
                                                            ---------
                                                            $   9,647
                                                            =========

         BORROWINGS. Advances (borrowings) may be obtained from the FHLB of Cincinnati to supplement our supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of our stock in the FHLB of Cincinnati and a portion of our first mortgage loans. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 2004, our borrowings from the FHLB consisted of $13 million in short-term, fixed-rate advances.

         The following table sets forth certain information at the dates and for the periods indicated regarding the Bank's FHLB advances which were its only category of borrowings outstanding during the past two fiscal years.

                                                                               YEAR ENDED DECEMBER 31,
                                                                             ----------------------------
                                                                               2004                 2003
                                                                             -------              --------
                                                                                (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period.................................        $13,000              $  5,000
Weighted average rate paid ..........................................           1.76%                 1.22%
Maximum amount of borrowings outstanding at any month end............        $13,000              $  5,000
Average borrowings outstanding ......................................        $ 7,717              $  4,016
Approximate weighted average rate paid ..............................           1.76%                 1.22%

COMPETITION

         We compete for deposits with other insured financial institutions such as local commercial banks, thrift institutions, credit unions and multi-state regional banks in our market area. We also compete for funds with insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. According to data from the FDIC, we held approximately 7.33% of FDIC-insured deposits in Hopkins County as of June 30, 2004, the latest date for which such data was available. Such data does not cover deposits held by credit unions. We have historically competed for deposits by paying higher rates than our local competitors.

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

         REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to at least 1.5% of total adjusted assets, (2) core capital equal to at least 4.0% of total adjusted assets (3.0% for the strongest institutions), and (3) total risk-based capital equal to at least 8.0% of total risk-weighted assets. In addition, the OTS may require a savings institution that has a risk-based capital ratio less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (3.0% if the institution has received the highest rating on its most recent examination) take certain actions to increase its capital ratios. If the institution's capital is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the OTS may significantly restrict its activities.

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

         Total risk-based capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. Overall, supplementary capital is limited to 100% of core capital. A savings institution must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets. At December 31, 2004, we were in compliance with all regulatory capital requirements as is shown in the table below.

                                                                             PERCENT
                                                            AMOUNT         OF ASSETS(1)
                                                            ------         ------------
Tangible capital ...................................        $3,842            6.05%
Tangible capital requirement .......................           953            1.50
                                                            ------           -----
    Excess .........................................        $2,889            4.55%
                                                            ======           =====

Core capital .......................................        $3,842            6.05%
Core capital requirement(2) ........................         2,542            4.00
                                                            ------           -----
    Excess .........................................        $1,300            2.05%
                                                            ======           =====

Total risk-based capital ...........................        $4,161           11.78%
Total risk-based capital requirement ...............         2,826            8.00
                                                            ------           -----
    Excess .........................................        $1,335            3.88%
                                                            ======           =====

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

         If the Bank satisfies the test, the Bank will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. If the Bank does not satisfy the test, it may lose its borrowing restrictions and be subject to activities and branching restrictions applicable to national banks. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2004, the Bank was in compliance with the Qualified Thrift Lender requirement.

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

         LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS. The Bank's loans to its directors, executive officers and our principal stockholders may not be made on terms more favorable than those afforded to other borrowers, except loans made as part of a benefit or compensation program widely available to the Bank's employees and which does not give more preferential terms to directors, executive officers or principal stockholders than to other employees. In addition, the Bank cannot make loans in excess of certain levels to directors, executive officers or 10% or greater stockholders (or any of their affiliates) unless the loan is approved in advance by a majority of the Board of Directors with any "interested" director not voting. We are also prohibited from paying any overdraft of any of our executive officers or directors. We are also subject to certain other restrictions on the amount and type of loans to executive officers and directors and must annually report such loans to our regulators.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 2004, the Bank had $687,000 in FHLB stock, at cost, which was in compliance with this requirement.

         FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time certificates. At December 31, 2004, the Bank's reserves met the minimum level required by the Federal Reserve System.

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

                                                        BOOK VALUE AT
                               YEAR       OWNED OR       DECEMBER 31,       APPROXIMATE
                              OPENED       LEASED           2004          SQUARE FOOTAGE
                              ------      --------      --------------    --------------
                                           (DOLLARS IN THOUSANDS)
MAIN OFFICE:
2420 North Main Street
Madisonville, KY  42431        2004         Owned           $1,528             8,400

BRANCH OFFICE:
240 South Main Street
Madisonville, KY 42431         1959         Owned           $1,267             4,200

         The book value of the Bank's investments in premises and equipment totaled $2,795 at December 31, 2004. See Note 5 of Notes to Consolidated Financial Statements.


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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-------------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2004.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------

         (a) MARKET INFORMATION. The Company's common stock is traded on the Over-the-Counter Electronic Bulletin Board ("OTCBB") under the symbol: "CFBC." The following table sets forth high and low sales information reported on the OTCBB for the Common Stock for each quarter since the Common Stock began trading on June 26, 2003. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

                  2004                                   HIGH             LOW
                  ----                                  ------           ------
                  Fourth Quarter                        $14.25           $13.25
                  Third Quarter                          15.00            13.40
                  Second Quarter                         18.44            15.00
                  First Quarter                          20.00            13.85

                  2003                                   HIGH             LOW
                  ----                                  ------           ------
                  Fourth Quarter                        $13.90           $12.25
                  Third Quarter                          13.00            12.00
                  Second Quarter                         12.00            12.00

         HOLDERS. As of December 31, 2004, there were 135 record holders of the Common Stock.

         DIVIDENDS. The Company has not paid any dividends on the Common Stock. The Company's ability to pay dividends is dependent on the receipt of dividends from the Bank. The Bank is subject to certain restrictions on the payment of dividends pursuant to federal banking law.

     (b) USE OF PROCEEDS. Not applicable.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------
                                                                  2004          2003            2002
                                                               ----------     ----------     ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA:
     Assets ................................................   $   63,503     $   42,541     $   29,968
     Loans receivable, net .................................       51,932         35,066         25,710
     Cash and cash equivalents .............................        5,793          1,109            758
     Investment securities:
         Available-for-sale ................................        2,215          1,976             --
         Held-to-maturity ..................................           89          1,424          1,902
     Deposits ..............................................       46,466         33,172         28,128
     Advances from Federal Home Loan Bank ..................       13,000          5,000             --
     Stockholders' equity ..................................        3,164          4,209          1,749

SELECTED OPERATIONS DATA:
     Interest income .......................................   $    2,692     $    2,182     $    1,941
     Interest expense ......................................        1,079            833            961
                                                               ----------     ----------     ----------
         Net interest income ...............................        1,613          1,349            980
     Provision for loan losses .............................          164             82             18
                                                               ----------     ----------     ----------
         Net interest income after provision for
             loan losses ...................................        1,449          1,267            962
     Other income ..........................................          216            195             73
     Other expenses ........................................        2,581          1,564          1,109
                                                               ----------     ----------     ----------
         Income (loss) before federal income tax
             expense (benefit) .............................         (916)          (102)           (74)
     Federal income tax expense (benefit) ..................          116           (116)            10
                                                               ----------     ----------     ----------
         Net income (loss) .................................   $   (1,032)    $       14     $      (84)
                                                               ==========     ==========     ==========
PER SHARE DATA:
     Earnings per share - Basic ............................   $    (3.71)    $     0.05             na
     Earnings per share - Diluted ..........................        (3.71)          0.05             na
     Book value per share ..................................        11.40          15.15             na

PERFORMANCE RATIOS:
     Return on average assets ..............................        (2.00)%         0.03%         (0.28)%
     Return on average equity ..............................       (27.85)          0.33          (4.50)
     Interest rate spread ..................................         3.41           3.20           3.44
     Net interest margin ...................................         3.48           3.43           3.54
     Ratio of average interest-earning assets to average
        interest-bearing liabilities .......................       103.09         110.83         102.59
     Ratio of noninterest expense to average total assets ..         5.00           3.78           3.66

ASSET QUALITY RATIOS:
     Nonperforming assets to total assets at end of period .         0.46           0.11           0.29
     Nonperforming loans to total loans at end of period ...         0.57           0.13           0.33
     Allowance for loan losses to total loans at end
        of period ..........................................         0.61           0.51           0.44
     Allowance for loan losses to nonperforming loans
        at end of period ...................................       108.09         376.99         123.26
     Net charge-offs to average loans outstanding ..........         0.06           0.02           0.07

CAPITAL RATIOS:
     Equity to total assets at end of period ...............         4.95           9.89           5.84
     Average equity to average assets ......................         7.18          10.03           6.16
     Tangible capital ......................................         6.05           9.73           5.83
     Core capital ..........................................         6.05           9.73           5.83
     Total risk-based capital ..............................        11.78          18.91          11.12

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

         The Bank has sought to improve the yield on its interest-earning assets by shifting a greater percentage of assets from lower yielding investments into higher yielding loans and has begun to diversify the portfolio into commercial and multi-family real estate loans. These loans generally have higher yields than one- to four-family mortgages but often involve more credit and other risks. The Bank has similarly sought to control interest expense by reducing its reliance on higher rate, long-term certificates of deposit. In 2003, the Bank converted to the stock form and raised approximately $2.5 million in new capital which has allowed the Bank to significantly grow its assets. As the result of these efforts, net interest income has improved from $1.3 million in the year ended December 31, 2003 to $1.6 million in 2004.

         During the past year, the Company has sought to position itself for future growth. In March 2004, the Bank opened a new main office in a growing part of Madisonville. In 2004, the Bank also switched to a new data processor to improve the quality of information. These investments, however, significantly increased expenses during 2004.

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

         Based on the procedures discussed above, management is of the opinion that the reserve of $320,000 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at December 31, 2004.

       DEFERRED INCOME TAXES. We have a deferred tax asset of $14,500. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At December 31, 2004, the valuation allowance is $418,500. The estimate of the realizable amount of this asset is a critical accounting policy.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 AND DECEMBER 31, 2003

         The Company's total assets as of December 31, 2004 were $63.5 million, an increase of $21.0 million or 50.3% from December 31, 2003's level of $42.5 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans. Net loans receivable increased by $16.9 million, or 48.1%, which reflected our continued marketing efforts. Commercial loans increased $2.7 million or 104.8% and increased to 10.2% of the portfolio from 6.8% at December 31, 2003. The Company's investment securities decreased by $1.1 million, or 32.2%, to $2.3 million at December 31, 2004 due to maturities of securities. Premises and equipment increased $543,000, or 27.8%, primarily due to the opening of a new main office and the purchase of equipment for the new office. The Company's cash and cash equivalents as of December 31, 2004 were $5.8 million, an increase of $4.7 from December 31, 2003's level of $1.1 million. This increase is due primarily to the purchase of $3 million in Federal Home Loan Bank certificates of deposit that serve as pledged collateral for several new accounts with the Hopkins County Sheriff's Department. The Sheriff's Department accounts house the collection of county property taxes.

         Liabilities increased by $22.0 million, or 57.4%, to $60.3 million due primarily to a $13.3 million, or 40.1%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances increased $8.0 million or 160.0% to $13.0 million at December 31, 2004 from $5.0 million at December 31, 2003. The Bank has used proceeds from the advances to help meet loan demand.

         Stockholders' equity decreased to $3.2 million at December 31, 2004 from $4.2 million at December 31, 2003. The decrease in stockholders' equity principally reflects $1.03 million in losses during the period.

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2004 AND
2003

         GENERAL. Net loss for the year ended December 31, 2004 was $1,032,000 ($(3.71) per diluted share) compared to net income of $14,000 ($0.05 per diluted share) for the year ended December 31, 2003. The net loss was primarily attributable to expenses incurred as a result of the establishment of a valuation allowance for deferred tax assets and opening a new main office, as well as expenses associated with a computer conversion which offset improvements in net interest income and noninterest income. Net interest income increased approximately $263,000, or 19.5%, to $1.6 million compared to approximately $1.3 million for the 2003 fiscal year. The increase in net interest income was driven by growth in the loan portfolio.

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

         For the year ended December 31, 2004, net interest income increased approximately $263,000, or 19.5%, compared to the prior year. The increase in net interest income during the 2004 periods was attributable to a higher volume of loans. Interest income increased approximately $510,000, or 23.4%, for the year ended December 31, 2004, while interest expense increased approximately $246,000, or 29.6%. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. During the year ended December 31, 2004, net loans averaged $42.6 million as compared to $34.5 million during fiscal year 2003, an increase of $8.1 million or 23.7%. While interest rates decreased during this period, interest income increased by $510,000 primarily due to higher outstanding loan balances. Net interest income also benefited from reduced deposit costs in the lower interest rate environment as higher costing certificates of deposit matured. With increased deposits of $13.3 million, interest expense increased by $246,000 for the year ended December 31, 2004. The Bank's interest rate spread increased to 3.41% for fiscal 2004 compared to 3.20% for fiscal 2003 Net interest margin increased to 3.48% for the 2004 period compared to 3.43% for the 2003 period.

         During the year ended December 31, 2004, the Bank reported net interest income, before provision for loan losses, of $1.6 million. Interest income consisted of $2.6 million in interest and fees on loans, $90,000 in interest on investment securities, and $27,000 in dividends on FHLB stock, totaling $2.7 million, while interest expense, which consisted of $950,000 in interest on deposits and $129,000 in interest on FHLB advances and other borrowings, totaled $1.1 million.

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

                                                                               YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------------------------------------
                                                                    2004                                    2003
                                                      ----------------------------------      ---------------------------------
                                                                                 AVERAGE                                AVERAGE
                                                      AVERAGE                    YIELD/       AVERAGE                   YIELD/
                                                      BALANCE      INTEREST        COST       BALANCE      INTEREST       COST
                                                      -------      --------      -------      -------      --------     -------
                                                                               (DOLLARS IN THOUSANDS)
   Interest-earning assets:
    Loans receivable, net(1)..................          $42,637     $2,575       6.04%        $34,470      $2,040       5.92%
    Investment securities.....................            3,140         90       2.87           3,425         116       3.39
    Other investments.........................              564         27       4.79           1,489          26       1.75
                                                        -------     ------                    -------      ------
       Total interest-earning assets..........           46,341      2,692       5.81          39,384       2,182       5.54
   Non-interest-earning assets................            5,279                                 2,307
                                                        -------                               -------
       Total assets...........................          $51,620                               $41,691
                                                        =======                               =======

   Interest-bearing liabilities:
    Deposits..................................          $37,236        950       2.55         $31,518         815       2.59
    Borrowings................................            7,717        129       1.67           4,016          18       0.45
                                                        -------     ------                    -------      ------

       Total interest-bearing liabilities.....           44,953      1,079       2.40          35,534         833       2.34
   Non-interest-bearing liabilities...........            2,963                                 1,845
       Total liabilities......................           47,916                                37,379
   Total equity...............................            3,705                                 4,312
                                                        -------                               -------
       Total liabilities and equity...........          $51,620                               $41,691
                                                        =======                               =======
   Net interest income........................                      $1,613                                 $1,349
                                                                    ======                                 ======
   Interest rate spread.......................                                   3.41%                                  3.20%
                                                                               ======                                 ======
   Net interest margin........................                                   3.48%                                  3.43%
                                                                               ======                                 ======
   Ratio of average interest-earning assets to
      average interest-bearing liabilities....                                 103.09%                                110.83%
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

                                               YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                                  2004 VS. 2003              2003 VS. 2002
                                            --------------------------    ----------------------
                                                INCREASE (DECREASE)        INCREASE (DECREASE)
                                                       DUE TO                   DUE  TO
                                            --------------------------    ----------------------
                                            VOLUME      RATE     TOTAL    VOLUME  RATE     TOTAL
                                            -------     -----    -----    ------  ----    ------
                                                              (IN THOUSANDS)
Interest income:
   Loans.................................     $492      $  43    $ 535    $ 546   $(237)   $ 309
   Investment securities.................       (9)       (17)     (26)      51    (104)     (53)
   Other investments.....................       (1)         2        1        1     (16)     (15)
                                              ----      -----    -----    -----   -----    -----
      Total interest-earning assets......      482         28      510      598    (357)     241
                                              ----      -----    -----    -----   -----    -----

Interest expense:
   Deposits..............................     $146      $ (11)   $ 135    $ 124   $(258)   $(134)
   Borrowings............................       28         81      109       18     (11)       7
                                              ----      -----    -----    -----   -----    -----

      Total interest-bearing
        liabilities......................      174         70      244      142    (269)    (128)
                                              ----      -----    -----    -----   -----    -----
Change in net interest income............     $308      $ (42)   $ 266    $ 456   $ (88)   $ 369
                                              ====      =====    =====    =====   =====    =====

         PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 2004 was $164,000, compared to $82,000 for the year ended December 31, 2003. Net charge-offs for the year ended December 31, 2004 were $24,000 (0.05% of average loans), compared to $7,000 (0.02% of average loans) during the year ended December 31, 2003. The ratio of the allowance for loan losses to total loans was 0.61% at December 31, 2004 compared to 0.51% at December 31, 2003. The allowance for loan losses is management's estimate of probable inherent credit losses in the loan portfolio at the balance sheet date. The Bank determines the allowance based on ongoing evaluations. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the statement of operations. Loans deemed to be uncollectible are charged against the allowance. Recoveries of loans previously charged off are credited to the allowance. The Bank increased the amount of the allowance allocated to various forms of consumer loans, and reduced the proportion allocated to residential first mortgages reflecting changes in the portfolio. Reserves are provided for consumer and residential loans based on average loss experience, applied to the outstanding balance in each category. Specific reserves are determined for loans classified as special mention, substandard or doubtful. Specific reserves are determined on a loan by loan basis. As the loan portfolio diversifies to include more commercial and multi-family real estate loans, future charge-off rates may differ from historical rates, necessitating revisions to the estimate.

         OTHER INCOME. Other income for the year ended December 31, 2004 was $216,000, compared to $195,000 for the year ended December 31, 2003, an increase of approximately $21,000, or 10.8%. Other income increased primarily due to an approximate $39,000 increase in non-sufficient funds and overdraft fees.

         OTHER EXPENSES. Other expenses for the year ended December 31, 2004 were $2.6 million compared to $1.6 million for the year ended December 31, 2003, an increase of approximately $1.0 million, or 65.0%. The increase in other expenses is attributable to the addition of a new main office, the costs of operating as a public company and expenses associated with the conversion to a new data processor. The opening of the new main office and its related renovations and improvements created increased occupancy expenses of $130,000 or 69.7%, to $316,000 for fiscal year 2004. Compensation and benefits expense increased approximately $490,000, or 84.5%, as the Bank added staff. Salaries for officers increased by $215,000 or 95.8% to $439,000 due to the addition of four new loan officers, two of whom also serve as branch managers for our two locations. Salaries for employees increased by $174,000 or 70.8% to $419,000 due to the addition of five to six new employees hired to help with staffing of the new main office. Advertising expenses increased $77,000 or 84.8% to $169,000 for the year ended December 31, 2004 compared to $91,000 for the year ended December 31, 2003. The change was due primarily to increased overall marketing expenses, marketing the new main office and the activities associated with its grand opening on March 5, 2004, as well as marketing efforts to explain our data processor conversion and its effects to our customers. Office supplies and postage expenses increased $108,000 or 161.1% to $176,000 for the year ended December 31, 2004 compared to $67,000 for the year ended December 31, 2003. The Bank experienced increases in expenses related to payroll and other taxes (up approximately $39,000, or 53.0%) and insurance premiums (up approximately $12,000, or 43.0%) due to Bank growth. Data processing expense increased approximately $1,000, or 0.31%, which the Bank attributes to growth and the increase in the number of customers since the opening of the new office. The Company also incurred approximately $103,000 in expenses related to the conversion to a new data processor. Data processor conversion expenses totaling $103,000 for the year ended December 31, 2004 included billed items from our previous data processor of $23,000 for data test tapes and $31,000 for online deconversion services. Also included were items from our new data processor such as data mapping and converting, parameter setup, item processing setup, data communication installation fees, and software license fees. Also contributing to increased expenses were higher professional fees (up approximately $29,000, or 52.3%) reflecting the increased costs of operating as a public company, and increased other operating expenses (up approximately $126,000, or 109.4%).

         INCOME TAX EXPENSE (BENEFIT). For the year ended December 31, 2004, the Company incurred a federal tax expense of $116,000, compared to a $116,000 federal tax benefit during 2003. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences and establishes financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on current period losses and other factors, the Company has established a valuation allowance for its deferred tax assets in the amount of $418,500. The valuation allowance will be reduced as the Company begins to become profitable.

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

         The Bank's primary method of managing interest rate risk is to emphasize the origination of ARM loans. The Bank's ARM loans provide that the interest rate will adjust every 1, 3, 5 or 7 years. The terms of these loans generally limit the amount of any single rate change to a maximum of 2% and also provide that the rate may not increase above a "ceiling" rate established at the time the loan is made, nor below a floor rate which is the initial rate on the loan. At December 31, 2004, approximately 70.6% of the Bank's mortgage loan portfolio had adjustable rates. It also purchases, investment securities with relatively short maturities, normally three years or less. At December 31, 2004, approximately 97.4% of the Bank's investment portfolio had a maturity of five years or less. The Bank monitors its deposit rates on a weekly basis to ensure that it remains competitive.

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

         The Board of Directors has established a policy setting forth maximum NPV variances as a result of such instantaneous and permanent changes in interest rates. At December 31, 2004, the Bank's interest rate sensitivity was within the policy established by the Board.

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

         A major portion of our liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon our operating, investing, lending and financing activities during any given period. At December 31, 2004, cash and cash equivalents totaled $5.8 million.

         The Bank's primary investing activities include origination of loans and purchases of investment and mortgage-backed securities. During the years ended December 31, 2004 and 2003, purchases of investment and mortgage-backed securities totaled $250,000 and $2.0 million, respectively, while loan originations totaled $28.3 million and $21.4 million, respectively. These investments were funded in part by proceeds from repayments of loans, maturities and calls of investment and mortgage-backed securities and an increase in deposits for the years ended December 31, 2004 and 2003.

         At December 31, 2004, we had $1,948,000 in outstanding commitments to originate loans. We anticipate that the Bank will have sufficient funds available to meet its current loan origination commitments. Time certificates which are scheduled to mature in one year or less totaled $19.8 million at December 31, 2004. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that it will do so. In the event the Bank is unable to retain these deposits, it may seek replacement funding through the FHLB of Cincinnati or other sources.

         The Bank relies primarily on local deposits for its funding needs. In order to finance loan growth, the Bank may also borrow from the FHLB of Cincinnati. At December 31, 2004, the Bank had $14.0 million in unused borrowing capacity at the FHLB of Cincinnati.

         The Bank is subject to federal regulations that impose certain minimum capital requirements. For a discussion on such capital levels, see "Regulation -- Regulation of the Bank -- Regulatory Capital Requirements."

         During the year ended December 31, 2004, the Company opened a $750,000 line of credit with The Banker's Bank of Tennessee to provide additional liquidity at the holding company level and for capital contributions for the Bank. The line of credit provides for an interest rate at the prime rate and is secured by the Company's stock in the Bank. At year end December 31, 2004 the entire $750,000 had been drawn and infused into the Bank's capital.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

         In December 2003, the FASB issued FASB Interpretation No. ("FIN") 46 (revised), "Consolidation of Variable Interest Entities," which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity ("VIE"). FIN 46R replaces FIN 46 that was issued in January 2003. For any VIEs that must be consolidated under FIN 46R and were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change.


         In December of 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP No. 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. This SOP prohibits "carry over" or creation of valuation allowances in the initial accounting of all loans acquired in transfers within the scope of SOP No. 03-3, which includes loans acquired in a purchase business combination. SOP No. 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004.


         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activity". This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This amendment should promote more consistency as to the reporting of contracts that fall under the scope of derivatives or hybrids. SFAS No. 149 is to be applied prospectively to all hedging activities and contracts revised or created after September 30, 2003. The Company adopted this Statement effective October 1, 2003 and it had no material impact on its Financial Statements.


         At its March 2004 meetings, the Emerging Issues Task Force ("EITF") revisited EITF Issue No. 03-1, "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments" (EITF No. 03-1). Effective with reporting periods beginning after June 15, 2004, companies carrying certain types of debt and equity securities whose amortized cost is higher than the securities' fair values will have to use more detailed criteria to evaluate whether to record a loss and will have to disclose additional information about unrealized losses. The additional disclosure has been included in the accompanying financial statements but the application of the new measurement provisions was delayed by the EITF on September 30, 2004 to give the FASB and EITF more time to study this issue.

         On December 16, 2004, the FASB issued SFAS 123 (revised), "Share-Based Payment" ("SFAS 123 (R)"). This standard requires expensing of stock options and other share-based payments beginning in 2005, and supersedes FASB's earlier rule (the original SFAS 123) that had allowed companies to choose between expensing stock options or showing pro forma disclosure only. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the effect of the adoption of this statement.

         These re cently issued pronouncements are not expected to have a material impact on the Bank as the GAAP requirements either are not applicable to the Bank or the impact is insignificant.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES
---------------------------------

         The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except for the items noted below, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

         In connection with their audit of our financial statements for the year ended December 31, 2004, our independent registered public accounting firm, BKD LLP, identified certain material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting. Specifically, BKD LLP noted a failure to timely perform various account reconciliations and to segregate certain reconciliation duties. Management believes that these weaknesses are primarily attributable to human resource limitations within our accounting and financial reporting function and has reallocated reconciliation responsibilities within the function and instituted a schedule for accomplishing these tasks. In addition, BKD LLP noted the absence of processes to compute deferred loan fees and costs and calculate deferred tax assets and liabilities. Management has instituted procedures for the calculation of these accounts.


ITEM 8B.  OTHER INFORMATION
---------------------------

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference.

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

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

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

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                   (a)                 (b)                          (c)
                                                                                             NUMBER OF SECURITIES
                                          NUMBER OF SECURITIES      WEIGHTED-AVERAGE       REMAINING AVAILABLE FOR
                                            TO BE ISSUED UPON      EXERCISE PRICE OF     FUTURE ISSUANCE UNDER EQUITY
                                               EXERCISE OF            OUTSTANDING       COMPENSATION PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,     OPTIONS, WARRANTS       SECURITIES REFLECTED IN
                                           WARRANTS AND RIGHTS         AND RIGHTS                COLUMN (A))
                                          --------------------     -----------------    ----------------------------
    Equity compensation plans
     approved by security holders:
        2004 Stock Option Plan . . .           16,442                  $16.00                    11,330
    Equity compensation plans
      not approved by security
      holders  . . . . . . . . . . . .             na                      na                        na
                                               ------                  ------                    ------
         TOTAL                                 16,442                  $16.00                    11,330
                                               ======                  ======                    ======


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13.   EXHIBITS
-------------------

         The following exhibits are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference:

         NO.      DESCRIPTION
         ---      -----------

         3.1      Articles of Incorporation*
         3.2      Bylaws*
         4        Form of Common Stock Certificate*
         10.1     Employment Agreement between Community First Bank and William
                     M. Tandy + **
         10.2     2004 Stock Option Plan  + ***
         21       Subsidiaries of the Registrant
         23       Consent of Independent Registered Public Accounting Firm
         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                    Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                    Officer
         32       Section 1350 Certification

______________________
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226) originally filed with the Securities and Exchange Commission on April 1, 2003.
** Incorporated by reference from Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-104226) filed with the Securities and Exchange Commission on May 5, 2003.
*** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-116450) filed with the Securities and Exchange Commission on June 14, 2004.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

         The information set forth under the caption "Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                          COMMUNITY FIRST BANCORP, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                        PAGE
Report of Independent Registered Public Accounting Firm................. F-1
Consolidated Financial Statements
   Balance Sheets....................................................... F-2
   Statements of Operations............................................. F-3
   Statements of Stockholders' Equity................................... F-4
   Statements of Cash Flows............................................. F-5
   Notes to Financial Statements........................................ F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Audit Committee, Board of Directors
   and Stockholders
Community First Bancorp, Inc.
Madisonville, Kentucky


We have audited the accompanying consolidated balance sheets of Community First Bancorp, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First Bancorp, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                               BKD, LLP



Louisville, Kentucky
February 25, 2005

                          COMMUNITY FIRST BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

ASSETS

                                                                               2004             2003
                                                                            ----------------------------

        Cash and due from banks                                            $    614,155    $  1,068,146
        Interest-bearing demand deposits                                      2,179,041          15,916
        Interest-bearing time deposits                                        3,000,000          25,000
                                                                           ------------    ------------
               Cash and cash equivalents                                      5,793,196       1,109,062

        Held-to-maturity securities                                              88,965       1,424,067
        Available-for-sale securities                                         2,215,285       1,975,718

        Loans receivable, net of the allowance for loan loss of $319,937
          and $180,955, for December 31, 2004 and 2003, respectively         51,931,555      35,066,142
        Premises and equipment, net                                           2,495,324       1,952,549
        Federal Home Loan Bank (FHLB) stock                                     687,000         659,600
        Interest receivable                                                     227,066         159,150
        Deferred income taxes                                                    14,521         127,677
        Other assets                                                             50,467          67,499
                                                                           ------------    ------------
               Total assets                                                $ 63,503,379    $ 42,541,464
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                           $ 46,466,036    $ 33,171,526
        FHLB advances                                                        13,000,000       5,000,000
        Advances under line of credit                                           750,000            --
        Interest payable and other liabilities                                  123,848         161,171
                                                                           ------------    ------------
               Total liabilities                                             60,339,884      38,332,697
                                                                           ------------    ------------

    STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value, authorized 1,000,000 shares               --              --
        Common stock, $.01 par value; authorized 5,000,000 shares
          authorized; 277,725 shares, issued and outstanding                      2,777           2,777
        Additional paid-in capital                                            2,457,428       2,466,428
        Retained earnings - substantially restricted                            731,477       1,763,045
        Accumulated other comprehensive loss                                    (28,187)        (23,483)
                                                                           ------------    ------------

               Total stockholders' equity                                     3,163,495       4,208,767
                                                                           ------------    ------------

               Total liabilities and stockholders' equity                  $ 63,503,379    $ 42,541,464
                                                                           ============    ============

See Notes to Consolidated Financial Statements

                          COMMUNITY FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                          2004          2003
                                                      --------------------------
INTEREST AND DIVIDEND INCOME
    Loans                                             $ 2,574,729    $ 2,039,805
    Investment securities                                  89,988        116,391
    Dividends on FHLB stock                                26,931         25,743
                                                      -----------    -----------
           Total interest and dividend income           2,691,648      2,181,939
                                                      -----------    -----------
INTEREST EXPENSE
    Deposits                                              950,342        814,722
    FHLB advances                                         126,856         17,848
    Other borrowings                                        1,751           --
                                                      -----------    -----------
           Total interest expense                       1,078,949        832,570
                                                      -----------    -----------
NET INTEREST INCOME                                     1,612,699      1,349,369
PROVISION FOR LOAN LOSSES                                 163,500         82,000
                                                      -----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     1,449,199      1,267,369
                                                      -----------    -----------
NONINTEREST INCOME
    Service charges and fees                              215,602        177,013
    Loss on sale of fixed assets                          (12,702)        (3,277)
    Loss on sale of other real estate                        (449)          --
    Foreclosed real estate expense, net                    (4,739)          (595)
    Insurance commissions and premiums                      3,484          4,645
    Other income                                           14,601         17,593
                                                      -----------    -----------
           Total noninterest income                       215,797        195,379
                                                      -----------    -----------
NONINTEREST EXPENSE
    Compensation and benefits                           1,070,113        580,014
    Directors fees                                         43,200         43,200
    Occupancy expense                                     316,300        186,413
    Insurance premiums                                     38,975         27,248
    Data processing                                       218,077        217,400
    Advertising                                           168,813         91,361
    Office supplies, telephone and postage                175,702         67,304
    Payroll and other taxes                               111,875         73,145
    Professional fees                                      85,791         56,315
    Data processor conversion expenses                    102,595        106,498
    Other operating expenses                              249,543        115,251
                                                      -----------    -----------
           Total noninterest expense                    2,580,984      1,564,149
                                                      -----------    -----------
LOSS BEFORE INCOME TAX                                   (915,988)      (101,401)

PROVISION (CREDIT) FOR INCOME TAXES                       115,580       (115,580)
                                                      -----------    -----------
NET INCOME (LOSS)                                     $(1,031,568)   $    14,179
                                                      ===========    ===========
BASIC EARNINGS (LOSS) PER SHARE                       $     (3.71)   $       .05

DILUTED EARNINGS (LOSS) PER SHARE                     $     (3.71)   $       .05


See Notes to Consolidated Financial Statements

                          COMMUNITY FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                   COMMON STOCK            ADDITIONAL
                                                            ----------------------------    PAID-IN         RETAINED
                                                                SHARES       AMOUNT         CAPITAL         EARNINGS
                                                            --------------------------------------------------------------
    BALANCE, JANUARY 1, 2003                                          --     $       --    $       --     $ 1,748,866

      Comprehensive income
        Net income                                                    --             --            --          14,179
        Change in unrealized depreciation on
          available-for-sale securities, net of taxes                 --             --            --              --

           Total comprehensive loss


      Issuance of stock                                          277,725          2,777     2,466,428              --
                                                                 -------      ---------    ----------     -----------
    BALANCE, DECEMBER 31, 2003                                   277,725          2,777     2,466,428       1,763,045

      Comprehensive income
        Net income                                                    --             --            --      (1,031,568)
        Change in unrealized depreciation on
          available-for-sale securities, net of taxes                 --             --            --              --

           Total comprehensive loss

      Cost related to issuance of stock                               --             --        (9,000)             --
                                                                 -------      ---------    ----------     -----------
    BALANCE, DECEMBER 31, 2004                                   277,725      $   2,777    $2,457,428     $   731,477
                                                                 =======      =========    ==========     ===========

                                                              ACCUMULATED
                                                                  OTHER
                                                             COMPREHENSIVE        COMPREHENSIVE
                                                             INCOME (LOSS)        INCOME (LOSS)         TOTAL
                                                            ---------------------------------------------------------
    BALANCE, JANUARY 1, 2003                                  $     --                               $ 1,748,866

      Comprehensive income
        Net income                                                  --           $    14,179              14,179
        Change in unrealized depreciation on
          available-for-sale securities, net of taxes          (23,483)              (23,483)            (23,483)
                                                                                 -----------
           Total comprehensive loss                                              $    (9,304)
                                                                                 ===========

      Issuance of stock                                             --                                 2,469,205
                                                              --------                               -----------
    BALANCE, DECEMBER 31, 2003                                 (23,483)                                4,208,767

      Comprehensive income
        Net income                                                  --           $(1,031,568)         (1,031,568)
        Change in unrealized depreciation on
          available-for-sale securities, net of taxes           (4,704)               (4,704)             (4,704)
                                                                                 -----------
           Total comprehensive loss                                              $(1,036,272)
                                                                                 ===========
      Cost related to issuance of stock                             --                                    (9,000)
                                                              --------                               -----------
    BALANCE, DECEMBER 31, 2004                                $(28,187)                              $ 3,163,495
                                                              ========                               ===========

See Notes to Consolidated Financial Statements

                          COMMUNITY FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                      2004          2003
                                                                 ----------------------------
OPERATING ACTIVITIES
    Net income (loss)                                            $ (1,031,568)   $     14,179
    Items not requiring (providing) cash
       Provision for loan losses                                      163,500          82,000
       Depreciation, amortization and accretion                       191,776          76,862
       Loss on disposal of equipment                                   12,702           3,277
       Loss on sale of other real estate owned                            449              --
       Deferred income taxes                                          115,580        (115,580)
       FHLB stock dividends                                           (27,400)        (25,500)
    Changes in
       Interest receivable                                            (67,916)        (23,930)
       Other assets                                                     2,436         (11,302)
       Interest payable and other liabilities                         (37,323)         70,464
                                                                 ------------    ------------

           Net cash provided by (used in) operating activities       (677,764)         70,470
                                                                 ------------    ------------


INVESTING ACTIVITIES
    Net change in loans                                           (17,028,913)     (9,438,372)
    Purchases of available-for-sale securities                       (252,570)     (2,014,155)
    Proceeds from maturities of held-to-maturity securities         1,335,102         477,683
    Purchase of premises and equipment                               (741,378)     (1,257,419)
    Proceeds from the sale of foreclosed estate                        14,147              --
    Proceeds from sale of premises and equipment                           --             250
                                                                 ------------    ------------

           Net cash used in investing activities                  (16,673,612)    (12,232,013)
                                                                 ------------    ------------
FINANCING ACTIVITIES
    Net increase in deposits                                       13,294,510       5,043,274
    Repayment of FHLB advances                                     (4,500,000)     (4,500,000)
    Proceeds from FHLB advances                                    12,500,000       9,500,000
    Proceeds from line of credit                                      750,000              --
    Proceeds (costs) from issuance of stock                            (9,000)      2,469,205
                                                                 ------------    ------------

           Net cash provided by financing activities               22,035,510      12,512,479
                                                                 ------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS                               4,684,134         350,936

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,109,062         758,126
                                                                 ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $  5,793,196    $  1,109,062
                                                                 ============    ============

SUPPLEMENTAL CASH FLOWS INFORMATION

    Interest paid                                                $  1,034,411    $    839,135

    Loans transferred to foreclosed real estate                  $     42,596    $          0

    Loans to facilitate sale of foreclosed real estate           $     28,000    $          0

See Notes to Consolidated Financial Statements

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     NATURE OF OPERATIONS

          Community First Bancorp, Inc. (Company) is a thrift holding company whose principal activity is the ownership and management of its wholly owned subsidiary, Community First Bank (Bank). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers, primarily in Madisonville, Kentucky and the surrounding area. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.


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

          Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, valuation allowance related to deferred taxes, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.


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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

     INCOME TAXES

          Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax basis of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

     STOCK OPTIONS

          At December 31, 2004, the Company has a stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                                                              YEAR ENDED
                                                                              DECEMBER 31
                                                                                 2004
                                                                              -------------

           Net income, as reported                                            $ (1,031,568)
           Less total stock-based employee compensation cost determined
              under the fair value based method, net of income taxes                 7,558
                                                                              ------------

           Pro forma net income                                               $ (1,039,126)
                                                                              ============

           Earnings per share:
               Basic - as reported                                            $      (3.71)
                                                                              ============
               Basic - pro forma                                              $      (3.74)
                                                                              ============
               Diluted - as reported                                          $      (3.71)
                                                                              ============
               Diluted - pro forma                                            $      (3.74)
                                                                              ============

     EARNINGS PER SHARE

          Earnings per share have been computed based upon the weighted-average common shares outstanding during 2004 and during 2003 since the conversion. Since there are no dilutive securities, basic and diluted earnings per share is the same.


     RECLASSIFICATIONS

          Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.



NOTE 2:  CONVERSION TO STOCK OWNERSHIP

          On June 26, 2003, the Bank consummated its conversion from a federally charted mutual savings bank to a federally chartered stock savings bank pursuant to the Bank's plan of conversion. Concurrent with the formation of the Company, the Company acquired 100% of the stock of the Bank and issued 277,725 shares of the Company's common stock, with $.01 par value, at $10.00 per share. Net proceeds of the Company's stock issuance, after costs of approximately $308,000, were approximately $2,469,000. Additional cost of approximately $9,000 were incurred during 2004.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE 3:  INVESTMENT SECURITIES

     The amortized cost and approximate fair values of securities are as follows:

                                                               GROSS UNREALIZED  GROSS UNREALIZED  APPROXIMATE FAIR
                                              AMORTIZED COST        GAINS             LOSSES            VALUE
                                            -------------------------------------------------------------------------
           AVAILABLE-FOR-SALE SECURITIES
               December 31, 2004
                  U. S. Government
                     agencies                 $    2,257,993     $           0     $     42,708     $ 2,215,285
                                              ==============     =============     ============     ===========
           AVAILABLE-FOR-SALE SECURITIES
               December 31, 2003
                  U. S. Government
                     agencies                 $    2,011,298     $           0     $     35,580     $ 1,975,718
                                              ==============     =============     ============     ===========
           HELD-TO-MATURITY SECURITIES
               December 31, 2004
                 U. S. Government
                     agencies                 $           --     $          --     $         --     $         --
                  Mortgage-backed
                     securities                       88,965             6,060               --          95,025
                                              --------------     -------------     ------------     -----------
                                              $       88,965     $       6,060     $          0     $    95,025
                                              ==============     =============     ============     ===========

               December 31, 2003
                  U. S. Government
                     agencies                 $    1,300,000     $     100,045     $         --     $ 1,400,045
                  Mortgage-backed
                     securities                      124,067            11,048               --         135,115
                                              --------------     -------------     ------------     -----------
                                              $    1,424,067     $     111,093     $          0     $ 1,535,160
                                              ==============     =============     ============     ===========

        The amortized cost and fair value of debt securities, including mortgage-backed securities at December 31, 2004, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                                         AVAILABLE-FOR-SALE                 HELD-TO-MATURITY
                                                 ------------------------------------------------------------------
                                                      AMORTIZED           FAIR          AMORTIZED          FAIR
                                                        COST             VALUE            COST             VALUE
                                                 ------------------------------------------------------------------

                   Within one year                 $     504,096      $    497,815    $          --    $         --
                   One to five years                   1,753,897         1,717,470               --              --
                   Five to 10 years                          --                 --               --              --
                   Mortgage-backed securities                --                 --           88,965          95,025
                                                   -------------      ------------    -------------    ------------
                                                   $   2,257,993      $  2,215,285    $      88,965    $     95,025
                                                   =============      ============    =============    ============

        Investment securities with a carrying value of approximately $2,035,000 and $35,000 at December 31, 2004 and 2003, respectively, and certificates of deposit with a carrying value of $3,000,000 at December 31, 2004, were pledged as collateral for certain customer deposits.

        Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004 and 2003, was $2,215,285 and $1,975,718, which is approximately 95% and 56% of the Bank's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

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

        The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004 and 2003:

                                      LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                  ------------------------------------------------------------------------------------
           DESCRIPTION OF             FAIR       UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
             SECURITIES               VALUE        LOSSES         VALUE        LOSSES         VALUE        LOSSES
        --------------------------------------------------------------------------------------------------------------
         DECEMBER 31, 2004
         U. S. Government agencies  $2,215,285   $   42,708     $      --    $        --     $2,215,285   $   42,708
                                    ----------   ----------     ---------    -----------     ----------   ----------
             Total temporarily
                impaired
                securities          $2,215,285   $   42,708     $       0    $         0     $2,215,285   $   42,708
                                    ==========   ==========     =========    ===========     ==========   ==========

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                      LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                  ------------------------------------------------------------------------------------
           DESCRIPTION OF             FAIR       UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
             SECURITIES               VALUE        LOSSES         VALUE        LOSSES         VALUE        LOSSES
        --------------------------------------------------------------------------------------------------------------
         DECEMBER 31, 2003
         U. S. Government agencies  $1,975,718   $   35,580     $      --    $       --      $1,975,718   $   35,580
                                    ----------   ----------     ---------    ----------      ----------   ----------
             Total temporarily
                impaired
                securities          $1,975,718   $   35,580     $       0    $        0      $1,975,718   $   35,580
                                    ==========   ==========     =========    ==========      ==========   ==========


NOTE 4:  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans at December 31 are summarized as follows:

                                                                             2004           2003
                                                                         ---------------------------
                    Real estate mortgage loans
                        One-to-four family residential - first           $39,757,639     $29,719,264
                        One-to-four family residential - second            1,208,539         679,541
                        Multi-family                                       1,075,088         440,061
                        Commercial                                         2,952,877       2,421,368
                        Construction                                       1,899,906         547,365
                    Other loans
                        Consumer installment                                 252,549         166,206
                        Commercial                                         2,369,656         177,308
                        Automobile                                         1,904,563         993,296
                        Passbook                                             330,085         295,390
                        Overdrafts                                            12,104           7,945
                        Other                                                488,486         113,568
                                                                         -----------     -----------
                                                                          52,251,492      35,561,312
                    Less
                        Allowance for loan losses                            319,937         180,955
                        Loans in process                                        --           314,215
                                                                         -----------     -----------
                           Net loans                                     $51,931,555     $35,066,142
                                                                         ===========     ===========

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

     Activity in the allowance for loan losses was as follows:

                                                        2004              2003
                                                     ---------------------------

Balance, beginning of year                           $ 180,955        $ 105,868
    Provision charged to expense                       163,500           82,000
    Losses charged off                                 (25,434)          (8,675)
    Recoveries                                             916            1,762
                                                     ---------        ---------
Balance, end of year                                 $ 319,937        $ 180,955
                                                     =========        =========

     At December 31, 2004 and 2003, the total recorded investment in loans on nonaccrual amounted to approximately $130,968 and $27,560, respectively, and the total recorded investment in loans past due 90 days or more and still accruing interest amounted to approximately $165,700 and $20,100, respectively. At December 31, 2004 and 2003, there were no loans, which were specifically classed as impaired loans.

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

                                                       2004              2003
                                                   -----------------------------

Balance, beginning of year                         $ 544,102          $ 453,096
    Loan proceeds                                    105,853            311,233
    Payments                                        (220,304)          (220,227)
                                                   ---------          ---------
Balance, end of year                               $ 429,651          $ 544,102
                                                   =========          =========


NOTE 5:  PREMISES AND EQUIPMENT

     Major classifications of premises and equipment stated at cost, are as follows:

                                                           2004         2003
                                                       -------------------------

           Land                                        $  261,649     $  181,649
           Buildings and improvements                   1,769,087      1,541,986
           Furniture, fixtures and equipment              971,307        591,849
                                                       ----------     ----------
                                                        3,002,043      2,315,484
           Less accumulated depreciation                  506,719        362,935
                                                       ----------     ----------
           Net premises and equipment                  $2,495,324     $1,952,549
                                                       ==========     ==========

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 6:  DEPOSITS

          Deposits at December 31 are summarized as follows:

                                                      2004                               2003
                                       -----------------------------------------------------------------------
                                            AMOUNT          PERCENTAGE         AMOUNT       PERCENTAGE
                                       -----------------------------------------------------------------------
           Non-interest bearing
              demand                     $ 4,047,403           9%           $ 1,681,941           5%
           NOW accounts                    2,183,898           5              1,679,342           5
           Money market accounts           3,467,230           7              1,960,580           6
           Passbook savings                4,091,194           9              3,438,191          10
           Time deposits                  32,676,311          70             24,411,472          74
                                         -----------         ---            -----------         ---
                                         $46,466,036         100%           $33,171,526         100%
                                         ===========         ===            ===========         ===

          Time  deposit  accounts  in  denominations  of  $100,000  or more were
          $9,646,446   and   $2,407,383,   at   December   31,  2004  and  2003,
          respectively.

          At December 31, 2004, the scheduled maturities of time deposit were as follows:

                               2005         $19,808,327
                               2006           4,001,349
                               2007           5,483,148
                               2008           3,111,400
                               2009             272,087
                                            -----------
                                            $32,676,311
                                            ===========

          Interest expense on deposits for the years ended December 31, are summarized as follows:

                                                              2004       2003
                                                           ---------------------
Certificates of deposit                                    $922,649     $790,763
Money market accounts                                        11,343       10,615
NOW accounts                                                  5,517        2,710
Passbook savings                                             10,903       12,796
                                                           --------     --------
                                                            950,412      816,884
Less dividends retained for early withdrawal                     70        2,162
                                                           --------     --------
                                                           $950,342     $814,722
                                                           ========     ========

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



        In the ordinary course of business, the Bank has continued to have transactions, including deposits, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates prevailing at the time, of comparable transactions with other persons. Deposits from officers and directors totaled $490,335 and $364,478, on December 31, 2004 and 2003, respectively.

NOTE 7:  FEDERAL HOME LOAN BANK ADVANCES AND OTHER SHORT-TERM BORROWINGS

        Short-term debt consisted of short-term fixed rate advances from FHLB totaling $13,000,000 and $5,000,000 at December 31, 2004 and 2003,
        respectively. The advances at December 31, 2004 and 2003, have a 2.42% and a 1.09% variable interest rate respectively. Advances from FHLB are collateralized with the Bank's mortgage portfolio to 135% of the balance of the note (blanket mortgage collateral) in the amount of $17,550,000 and is further collateralized by the Bank's stock in the FHLB.

    LINE OF CREDIT

        The Company has a $750,000 revolving line of credit, which expires on September 10, 2005. At December 31, 2004, $750,000 was advanced against this line. The line is collateralized by all of the Company's stock in the Bank. Interest varies monthly and is based on the prime rate, which was 5.25% on December 31, 2004. Interest is payable monthly and principal is due at maturity.

NOTE 8:  EMPLOYEE BENEFITS

    DEFINED BENEFIT PLAN

        The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. The plan required contributions in the amount of approximately $59,700 and $20,200 for the years ended December 31, 2004 and 2003, respectively. The plan provides pension benefits for substantially all of the Bank's employees.

    DEFINED CONTRIBUTION PLAN

        The Bank began a retirement savings 401(k) plan covering substantially all employees on January 1, 2004. Employees may contribute up to 20% of their compensation with the Bank matching a certain percentage of the employee's compensation using a formula to be determined each year. The Bank made no matching contribution to the plan in 2004.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



    STOCK OPTION PLAN

        On May 20, 2004, the stockholders of the Company approved the establishment of the Community First Bancorp, Inc. 2004 Stock Option Plan. Under the Option Plan, the Company may grant either incentive or nonincentive stock options to directors and key employees for an aggregate of 27,772 shares of the Company's common stock, with an exercise price equal to the fair market value of the stock at the date of the award. Upon exercise of the options, the Company may issue stock out of authorized shares or purchase the stock in the open market. The option to purchase shares expires 10 years after the date of the grant. The options vest, and thereby become exercisable, at the rate of 20% on the one-year anniversary of the date of the grant and 20% annually thereafter. The options become vested immediately in the case of death or disability or upon a change in the control of the Company.

                                                                    2004
                                                          ---------------------------
                                                           SHARES    WEIGHTED-AVERAGE
                                                                     EXERCISE PRICE
                                                           --------------------------
Outstanding, beginning of year                               --          $   --
    Granted                                                16,442         16.00
    Exercised                                                  --            --
    Forfeited                                                  --            --
    Expired                                                    --            --
                                                           ------        ------
Outstanding, end of year                                   16,442        $16.00
                                                           ======        ======
Options exercisable, end of year                                0
                                                           ======


        The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Weighted-average assumptions, for the periods indicated, are presented in the following table.

                                                                          2004
                                                                         -------

Dividend yields                                                            0.00%
Volatility factors of expected market price of common stock               37.07%
Risk-free interest rates                                                   2.18%
Expected life of options                                                 5 years

Weighted-average fair value of options granted during the year           $ 5.97

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


     The following table summarizes information about stock options under the plan outstanding at December 31, 2004:

                                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                     -------------------------------------------------------------------------------
    EXERCISE PRICE                       WEIGHTED-AVERAGE
                           NUMBER      REMAINING CONTRACTUAL    WEIGHTED-AVERAGE      NUMBER      WEIGHTED-AVERAGE
                        OUTSTANDING            LIFE             EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
--------------------------------------------------------------------------------------------------------------------
        $16.00           16,442              4.5 years              $16.00                 0        $         0



NOTE 9:  INCOME TAXES

        The provision (credit) for income taxes includes these components:

                                                         2004             2003
                                                      --------------------------

Taxes currently payable                               $      --       $      --
Deferred income taxes                                   115,580        (115,580)
                                                      ---------       ---------
       Income tax expense (credit)                    $ 115,580       $(115,580)
                                                      =========       =========

     A reconciliation of income tax expense at the statutory rate to the Bank's actual income tax expense is shown below:

                                                               2004          2003
                                                            -----------------------

Computed at the statutory rate (34%)                        $(311,436)   $ (34,476)
Increase (decrease) resulting from
    Change in tax rate from prior year                           --        (74,689)
    Changes in the deferred tax asset valuation allowance     418,547       (7,062)
    Other                                                       8,469          647
                                                            ---------    ---------
       Actual tax expense (credit)                          $ 115,580    $(115,580)
                                                            =========    =========

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                            2004        2003
                                                         ----------------------
Deferred tax assets
    Allowance for loan losses                            $ 108,779    $  61,526
    Net operating loss carryovers                          523,408      264,775
    Unrealized loss on available-for-sale securities        14,521       12,097
    Capital loss carryover                                   5,100           --
    Charitable contributions carryover                      11,292           --
    Other                                                       --        1,772
                                                         ---------    ---------

                                                           663,100      340,170
                                                         ---------    ---------

Deferred tax liabilities
    Depreciation                                            59,892       51,707
    FHLB stock                                             170,102      160,786
    Other                                                       38           --
                                                         ---------    ---------

                                                           230,032      212,493
                                                         ---------    ---------

       Net deferred tax asset before
          valuation allowance                              433,068      127,677
                                                         ---------    ---------

Valuation allowance
    Beginning balance                                           --       (7,062)
    (Increase) decrease during the period                 (418,547)       7,062
                                                         ---------    ---------

    Ending balance                                        (418,547)           0
                                                         ---------    ---------
       Net deferred tax asset                            $  14,521    $ 127,677
                                                         =========    =========

        As of December 31, 2004, the Company had approximately $1,539,436 of net operating loss carryovers available to offset future federal income. The net operating losses will begin to expire in the year 2010.

        Retained earnings at December 31, 2004 and 2003, include approximately $647,729, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses, would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future was approximately $220,228 at December 31, 2004 and 2003, respectively.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 10:  OTHER COMPREHENSIVE LOSS

     Other comprehensive income (loss) components and related taxes were as follows:

                                                             2004        2003
                                                          ----------------------
Unrealized losses on available-for-sale securities        $ (7,128)    $(35,580)
                                                          --------     --------

       Other comprehensive loss, before
          tax effect                                        (7,128)     (35,580)
Tax benefit                                                 (2,424)     (12,097)
                                                          --------     --------
       Other comprehensive loss                           $ (4,704)    $(23,483)
                                                          ========     ========


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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2004, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts and ratios are also presented in the table.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

                                                                                       TO BE WELL CAPITALIZED UNDER
                                                               FOR CAPITAL ADEQUACY      PROMPT CORRECTIVE ACTION
                                         ACTUAL                 PURPOSES REQUIRED           PROVISIONS REQUIRED
                              ---------------------------------------------------------------------------------------
                                 AMOUNT       PERCENTAGE      AMOUNT      PERCENTAGE      AMOUNT       PERCENTAGE
                              ---------------------------------------------------------------------------------------
     DECEMBER 31, 2004
           Total risk-based
              capital           $   4,161        11.78%    $     2,826         8.0%    $     3,533         10.0%
           Tier I
              risk-based
              capital           $   3,842        10.88%    $     1,413         4.0%    $     2,120          6.0%
           Tier I core
              capital           $   3,842         6.05%    $     2,542         4.0%    $     3,177          5.0%
           Tangible equity
              capital           $   3,842         6.05%    $       953         1.5%    $       953          1.5%

     DECEMBER 31, 2003
           Total risk-based
              capital           $   4,325        18.91%      $   1,830         8.0%      $   2,288         10.0%
           Tier I
              risk-based
              capital           $   4,144        18.12%      $     915         4.0%      $   1,373          6.0%
           Tier I core
              capital           $   4,144         9.73%      $   1,704         4.0%      $   2,130          5.0%
           Tangible equity
              capital           $   4,144         9.73%      $     639         1.5%      $     639          1.5%

        LIQUIDATION ACCOUNT. Upon conversion to a capital stock savings bank, eligible account holders who continued to maintain their deposit accounts  in the Bank were  granted  priority in the event of the future liquidation of the Bank through the establishment of a special "Liquidation Account" in an amount equal to the consolidated net worth of the Bank as of the date specified in the Plan of Conversion. The initial liquidation account balance of $1,748,866 is reduced annually in proportion to decreases in the accounts of the eligible account holders. The liquidation account does not restrict the use or application of net worth, except with respect to the cash payment of dividends. The Bank may not declare or pay a cash dividend on or repurchase any of its common stock if the effect would cause its regulatory capital to be reduced below the amount required for the liquidation account.

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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


NOTE 12:  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following table presents estimated fair values of the Company's financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

                                                         2004                                   2003
                                        ------------------------------------------------------------------------------
                                             CARRYING              FAIR             CARRYING             FAIR
                                               VALUE              VALUE               VALUE              VALUE
                                        ------------------------------------------------------------------------------
     Financial assets
        Cash and cash equivalents         $      5,793,196   $      5,793,196    $      1,109,062   $      1,109,062
        Held-to-maturity securities       $         88,965   $         95,025    $      1,424,067   $      1,535,160
        Available-for-sale securities     $      2,215,285   $      2,215,285    $      1,975,718   $      1,975,718
        FHLB stock                        $        687,000   $        687,000    $        659,600   $        659,600
        Loans, net of allowance for
           loan losses                    $     51,931,555   $     51,932,700    $     35,066,142   $     36,303,150
        Interest receivable               $        227,066   $        227,066    $        159,150   $        159,150

     Financial liabilities
        Deposits                          $     46,466,036   $     46,615,800    $     33,171,526   $     31,521,843
        FHLB advances                     $     13,000,000   $     13,000,000    $      5,000,000   $      5,000,000
        Advances under line of credit     $        750,000   $        750,000    $             --   $             --
        Interest payable                  $         56,213   $         56,213    $         13,425   $         13,425

     Unrecognized financial
        instruments (net of contract
        amount)
     Commitments to originate loans       $              0   $              0    $              0   $              0

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments.


     CASH AND CASH EQUIVALENTS, INTEREST-BEARING DEPOSIT AND FEDERAL HOME LOAN BANK STOCK

          The carrying amount approximates fair value.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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

     COMMITMENTS TO ORIGINATE LOANS

          The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.

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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003



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

          At December 31, 2004 and 2003, the Bank had outstanding commitments to originate loans aggregating approximately $1,948,000 and $314,265, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period.

     OTHER CREDIT RISKS

          At December 31, 2004 and 2003,  approximately $4,075,987 and $245,895, respectively, were held in deposits at financial institutions in excess of federally insured amounts.


NOTE 15: FUTURE CHANGE IN ACCOUNTING PRINCIPLE

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. The approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and no longer allows pro forma disclosure as an alternative to financial statement recognition. The Company will be required to adopt Statement 123(R) at the beginning of its quarter ending March 31, 2006. The Company has not determined what financial statement impact Statement 123(R) will have on the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     COMMUNITY FIRST BANCORP, INC.

Date:   March 31, 2005               By: /s/ William M. Tandy
                                         -------------------------------------
                                         William M. Tandy
                                         President and Chief Executive Officer
                                         (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ William M. Tandy                                   Date: March 31, 2005
    --------------------------------------------------
      William M. Tandy
      President, Chief Executive Officer and Director
      (Principal Executive Officer)

By: /s/ Michael D. Wortham                                 Date: March 31, 2005
    --------------------------------------------------
      Michael D. Wortham
      Vice President and Director
      (Principal Financial and Accounting Officer)

By: /s/ Ralph T. Teague                                    Date: March 31, 2005
    --------------------------------------------------
      Ralph T. Teague
      Director

By: /s/ Paul W. Arison                                     Date: March 31, 2005
    --------------------------------------------------
      Paul W. Arison
      Director

By:
    --------------------------------------------------
      Charlotte E. Baldwin
      Director

By:
    --------------------------------------------------
      Charles G. Ramsey
      Director


By:
    --------------------------------------------------
      J. Craig Riddle
      Director


By: /s/ Charles B. Vaughn                                  Date: March 31, 2005
    --------------------------------------------------
      Charles B. Vaughn
      Director

By:
    --------------------------------------------------
      Steven E. Carson
      Director