Form 10QSB
period 2005-03-31
COMMUNITY FIRST BANCORP INC
filed 2005-05-16
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2005

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
         Yes   X     No
             -----      -----

         As of March 31, 2005, there were 277,725 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
         Yes         No   X
             -----      -----

                          COMMUNITY FIRST BANCORP, INC.

                             Madisonville, Kentucky

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2005
                  (unaudited) and December 31, 2004                           3
         Condensed Consolidated Statements of Operations - (Unaudited)
                  for the three months ended March 31, 2005 and 2004          4
         Condensed Consolidated Statements of Cash Flows - (Unaudited)
                  for the three months ended March 31, 2005 and 2004          5
         Condensed Consolidated Statements of Changes in Stockholders'
                  Equity for the three months ended March 31, 2005 and 2004 7 Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                 8

Item 2.  Management's Discussion and Analysis of Financial                   12
                  Condition and Results of Operations

Item 3.  Controls and Procedures                                             18

PART II. OTHER INFORMATION
-------

Item 6.  Exhibits                                                            19

Signatures                                                                   20

                          COMMUNITY FIRST BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,      December 31,
                                                              2005            2004
                                                         ------------    ------------
                                                         (Unaudited)
                                 Assets
Cash and cash equivalents:
    Cash and due from banks                              $    665,719    $    614,155
    Interest-bearing demand deposits                        1,643,342       2,179,041
    Interest-bearing time deposits                          1,000,000       3,000,000
                                                         ------------    ------------
        Total cash and cash equivalents                     3,309,061       5,793,196

Securities, held-to-maturity (market values of
   $90,090 and $95,025 at March 31, 2005
   and December 31, 2004, respectively)                        85,880          88,965
Securities, available-for-sale, at fair value               2,192,532       2,215,285
Loans, net of the allowance for loan loss of
   $353,978 and $319,937 at March 31, 2005
   and December 31, 2004, respectively                     55,883,360      51,931,555
Premises and equipment, net                                 2,443,324       2,495,324
Federal Home Loan Bank (FHLB) stock                           694,600         687,000
Interest receivable                                           249,473         227,066
Deferred income taxes                                          21,710          14,521
Other assets                                                   51,074          50,467
                                                         ------------    ------------
        Total assets                                     $ 64,931,014    $ 63,503,379
                                                         ============    ============

                  Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                             $ 50,900,800    $ 46,466,036
    FHLB advances                                          10,000,000      13,000,000
    Advances under line of credit                             750,000         750,000
    Interest payable and other liabilities                    249,132         123,848
                                                         ------------    ------------
        Total liabilities                                  61,899,932      60,339,884
                                                         ------------    ------------

Commitments and contingencies                                       -               -

Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                   -               -
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      277,725 at March 31, 2005 and
      December 31, 2004                                         2,777           2,777
    Additional paid-in capital                              2,457,428       2,457,428
    Retained earnings - substantially
      restricted                                              613,019         731,477
    Accumulated other comprehensive loss                      (42,142)        (28,187)
                                                         ------------    ------------
        Total stockholders' equity                          3,031,082       3,163,495
                                                         ------------    ------------
        Total liabilities and stockholders' equity
                                                         $ 64,931,014    $ 63,503,379
                                                         ============    ============

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)


                                                Three Months Ended
                                                     March 31,
                                           -----------------------------
                                              2005                2004
                                           ---------           ---------
Interest and Dividend Income:
  Loans                                    $ 757,263           $ 546,222
  Investment securities                       24,843              30,493
  Dividends on FHLB stock                      8,325               6,560
                                           ---------           ---------
      Total interest and dividend income     790,431             583,275
                                           ---------           ---------

Interest Expense:
  Deposits                                   289,397             200,527
  FHLB advances                               65,231              17,507
  Other borrowings                            10,188                   -
                                           ---------           ---------
      Total interest expense                 364,816             218,034
                                           ---------           ---------

Net Interest Income                          425,615             365,241

Provision for loan losses                     39,000              39,000
                                           ---------           ---------
Net interest income after provision for
   loan losses                               386,615             326,241
                                           ---------           ---------

Noninterest Income
  Service charges and fees                    59,067              39,730
  Loss on sale of other real estate                -                 404
  Foreclosed real estate expense, net           (595)             (1,702)
  Loss on sale of repossessed vehicles        (2,760)                  -
  Insurance commissions and premiums             581               5,981
  Other income                                25,044               6,088
                                           ---------           ---------
      Total noninterest income                81,337              50,501
                                           ---------           ---------

Noninterest Expense
  Compensation and benefits                  247,610             255,062
  Directors fees                              10,800              10,800
  Occupancy expense                           77,528             112,365
  Insurance premiums                           5,360               8,593
  Data processing                             51,415              79,654
  Advertising                                 33,353              44,065
  Office supplies, telephone and postage      32,289              47,024
  Payroll and other taxes                     33,510              25,233
  Professional fees                           19,046              42,625
  Data processor conversion expenses               -             110,834
  Other operating expenses                    75,499              38,232
                                           ---------           ---------
     Total noninterest expense               586,410             774,487
                                           ---------           ---------

Loss Before Income Taxes                    (118,458)           (397,745)
Provision (Credit) for Income Taxes                -            (135,229)
                                           ---------           ---------
Net loss                                   $(118,458)          $(262,516)
                                           =========           =========
Basic earnings (loss) per share            $   (0.43)          $   (0.95)
                                           =========           =========
Diluted earnings (loss) per share          $   (0.43)          $   (0.95)
                                           =========           =========


            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                             --------------------------
                                                                 2005           2004
                                                             -----------    -----------
Operating Activities:
    Net loss                                                 $  (118,458)   $  (262,516)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        FHLB stock dividend                                       (7,600)        (6,500)
        Provision for loan losses                                 39,000         39,000
        Depreciation, amortization and accretion                  56,427         54,761
        Loss on sale of foreclosed assets                              -            404
        Deferred income tax benefit                                    -       (135,230)
        Change in assets and liabilities:
            Other assets                                            (606)         9,423
            Accrued interest receivable and other assets         (22,407)       (39,935)
            Accrued interest payable and other liabilities       125,284        (55,214)
                                                             -----------    -----------

                Net cash provided/(used) by
                  operating activities                            71,640       (395,807)
                                                             -----------    -----------

Investing Activities:
    Net increase in loans                                     (3,990,805)    (3,195,299)
    Proceeds from maturities/calls of held-to-maturity
       securities                                                  3,085        361,773
    Purchases of premises and equipment                           (2,819)      (457,996)
                                                             -----------    -----------

                Net cash used in investing activities         (3,990,539)    (3,291,522)
                                                             -----------    -----------

Financing Activities:
    Net increase in deposits                                   4,434,764      4,058,497
    Payments on short-term borrowings                         (5,000,000)    (1,000,000)
    Proceeds from short-term borrowings                        2,000,000      2,000,000
                                                             -----------    -----------

                Net cash provided by financing activities      1,434,764      5,058,497
                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents          (2,484,135)     1,371,168
Cash and cash equivalents, beginning of period                 5,793,196      1,109,062
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $ 3,309,061    $ 2,480,230
                                                             ===========    ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)





                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              2005        2004
                                                           ---------   ---------

Supplemental Disclosures:
Cash paid for interest                                      $354,628    $213,645
                                                            ========    ========

Non-cash Transactions:
Federal Home Loan Bank Stock dividend received              $  7,600    $  6,500
                                                            ========    ========
Loans transferred to foreclosed real estate                 $     --    $ 27,600
                                                            ========    ========
Loans to facilitate the sale of foreclosed real estate      $     --    $ 29,000
                                                            ========    ========


            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                                  Accumulated
                                       Common Stock       Additional                Other
                                     ------------------     Paid-in   Retained  Comprehenstive  Comprehensive
                                       Shares   Amount      Capital   Earnings   Income (Loss)  Income (Loss)     Total
                                     ----------------------------------------------------------------------------------------------

    Balance, January 1, 2004          277,725   $2,777   $2,466,428 $1,763,045       $(23,483)            --            $4,208,767

      Comprehensive income
        Net loss                           --       --           --   (262,516)            --      $(262,516)             (262,516)
        Change in unrealized
          depreciation on
          available-for-sale
          securities, net of taxes         --       --           --         --         18,303         18,303                18,303
                                                                                                   ---------
           Total comprehensive loss                                                                $(244,213)                   --
                                      -------   ------   ---------- ----------       --------      =========            ----------

    Balance, March 31, 2004           277,725   $2,777   $2,466,428 $1,500,529       $ (5,180)                          $3,964,554
                                     ========   ======   ========== ==========       ========                           ==========

    Balance, January 1, 2005          277,725   $2,777   $2,457,428 $  731,477       $(28,187)            --            $3,163,495

      Comprehensive income

        Net loss                           --       --           --   (118,458)            --      $(118,458)             (118,458)
        Change in unrealized
          depreciation on
          available-for-sale
          securities, net of
          taxes                            --       --           --         --       $(13,955)     $ (13,955)           $  (13,955)
                                                                                                   ---------
           Total comprehensive loss                                                                $(132,413)
                                      -------   ------   ---------- ----------       --------      =========            ----------


    Balance, March 31, 2005           277,725   $2,777   $2,457,428 $  613,019       $(42,142)                          $3,031,082
                                      =======   ======   ========== ==========       ========                           ==========

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of condition, statements of operations, statement of cash flows and statement of changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited condensed consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission. The statements of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

         The unaudited condensed consolidated financial statements include the accounts of the Company and the Bank for the periods presented. All material intercompany balances and transactions have been eliminated in consolidation.


3.       Stock Options

         At March 31, 2005, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company's December 31, 2004 audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           For the Three
                                                           month period
                                                           ended March 31
                                                               2005
                                                          ---------------

           Net loss, as reported                          $   (118,458)
           Less total stock-based employee
              compensation cost determined
              under the fair value based method, net of
              income taxes                                       3,239
                                                          ------------

           Pro forma net loss                             $   (121,697)
                                                          ============

           Earnings per share:
               Basic - as reported                        $      (0.43)
                                                          ============
               Basic - pro forma                          $      (0.44)
                                                          ============
               Diluted - as reported                      $      (0.43)
                                                          ============
               Diluted - pro forma                        $      (0.44)
                                                          ============

4.       OTHER COMPREHENSIVE LOSS

         Other comprehensive loss components and related taxes were as follows:

                                                2005              2004
                                              ---------         ---------

         Unrealized loss on available-
            for-sale securities before
            tax effect                        $  21,144         $  27,732
         Tax benefit                              7,189             9,429
                                              ---------         ---------
                  Other comprehensive loss    $  13,955         $  18,303
                                              =========         =========


  5.     EARNINGS PER SHARE

         Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common share were computed by dividing net income by the number of shares of common stock issued in the Bank's conversion to stock form as if such shares had been outstanding for the entire period. Since there are no dilutive securities, basic and diluted earnings per share are the same.

         The following data show the amounts used in computing earnings per share (EPS).

                                                         2005           2004
                                                      ---------      ---------
                  Three Months ended March 31,
                    Net loss                          $(118,458)     $(262,516)
                    Weighted average number of
                      common shares                     277,272        277,272
                                                      ---------      ---------
                           Basic and dilutive loss
                             per share                $   (0.43)     $   (0.95)
                                                      =========      =========

  6.     REGULATORY CAPITAL

         The Bank's actual capital and its statutory required capital levels are as follows (dollars in thousands):

                                                 March 31, 2005
                             ---------------------------------------------------
                                                                   To be Well
                                                                  Capitalized
                                                                     Under
                                                                     Prompt
                                                   For Capital    Corrective
                                                    Adequacy         Action
                                                    Purposes        Provisions
                             ----------------    ---------------  --------------
                                   Actual            Required         Required
                             ----------------    ---------------  --------------
                              Amount      %       Amount      %    Amount    %
                             ----------------    ---------------  --------------

Tier 1 core capital          $3,743    5.76%     $2,600    4.00%  $3,899   5.00%
Tangible equity capital       3,743    5.76%      2,600    1.50%     n/a     n/a
Total Risk based capital      4,097   10.98%      2,985    8.00%   3,731  10.00%
Tier 1 Risk based capital     3,743   10.03%        n/a     n/a    3,250   6.00%

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

Based on the procedures discussed above, management is of the opinion that the reserve of $353,978 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at March 31, 2005.

Deferred Income Taxes. We have a recorded deferred tax asset of $21,700 as of March 31, 2005. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At March 31, 2005, the valuation allowance is $458,800.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

Net Income. Net loss for the quarter ended March 31, 2005 improved to $(118,500) ($(0.43) per share) compared to a net loss of $(262,500) ($(0.95) per share) for the same period last year. The Company's net loss for the three months ended March 31, 2005 reflects increased interest expenses, particularly relating to interest paid for Federal Home Loan Bank advances. The Bank continues to experience a reduction in its net interest margin. Also contributing to the net loss were continued high, but falling, levels of non-interest expense.

Net Interest Income. Net interest income increased $60,400 or 16.5% to $425,600 for the three months ended March 31, 2005 compared to $365,200 for the three months ended March 31, 2004. This increase reflects a shift in interest-earning assets into higher-yielding loans. During the three months ended March 31, 2005, net loans averaged $54.7 million for the period as compared to $36.3 million during the first three months of fiscal year 2004. With interest rates increasing during this period, interest income increased by $207,200 primarily due to higher outstanding loan balances. Net interest income also benefited from reduced deposit costs as higher costing certificates of deposit matured and were replaced with lower-costing certificates of deposit. With increased deposits of $13.7 million, interest expense increased by $146,800. The Bank's interest rate spread decreased to 2.67% for the three months ended March 31, 2005 compared to 3.22% for the three months ended March 31, 2004. Net interest margin decreased to 2.84% for the 2005 period compared to 3.19% for the 2004 period.

Provision for Loan Losses. The provision for loan losses was $39,000 for the quarters ended March 31, 2005 and 2004. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At March 31, 2005, the Bank's allowance for loan losses was approximately $354,000 or 0.63% of the gross loan portfolio.

Noninterest Income. Noninterest income was $81,300 and $50,500 for the quarters ended March 31, 2005 and 2004, respectively. The increase for the most recent quarter of $30,800 or 61.0% is reflective of management's ongoing efforts to enhance fee income. The increase in noninterest income included a $19,000 increase in service charges and fees which the Company attributes to a larger deposit base and a $19,000 increase in other income which includes $9,000 on ATM fees.

Noninterest Expense. For the quarter ended March 31, 2005, noninterest expense was $586,400 compared to $774,500 for the quarter ended March 31, 2004. The decrease in noninterest expense for the quarter of $188,100 or 22.3% was due primarily to the absence of the data processor conversion related expenses incurred during 2004. During the quarter ended March 31, 2004 expenses related to the conversion of the data processor totaled $110,834 compared to no such expenses during the current quarter. Data processor conversion expenses for the three months ended March 31, 2004 included billed items from our previous data processor of $22,700 for data test tapes and $30,700 for online deconversion services. Also included were items from our new data processor such as data mapping and converting, parameter setup, item processing setup, data communication installation fees, and software license fees. Computer and data processing expense decreased by $28,300 or 35.5% to $51,400 for the three months ended March 31, 2005 compared to $79,700 for the three months ended March 31, 2004. Compensation and benefits expense decreased by $7,500 or 2.9% to $247,600 for the three months ended March 31, 2005 compared to $255,100 for the three months ended March 31, 2004. The reduction can be attributed primarily to FASB No. 91
Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The FASB No. 91 accounting entry for the quarter ended March 31, 2005 resulted in a deferred salaries expense reduction of $20,600. No such entry was made during the quarter ended March 31, 2004. Additionally, employee education expense decreased by $14,100 or 86.3% to $2,200 as extensive employee training for the data processor conversion was not incurred during the quarter ended March 31, 2005 as it was during the quarter ended March 31, 2004. Salaries for officers increased by $9,800 or 9.3% to $114,300 for the three months ended March 31, 2005 compared to $104,600 for the three months ended March 31, 2004 due to the addition of four new loan officers, two of who also serve as branch managers for our two locations. Salaries for employees increased by $20,300 or 26.9% to $95,900 for the three months ended March 31, 2005 compared to $75,600 for the three months ended March 31, 2004 due to the addition of six new employees hired to help with staffing of the new main office. These increases were offset by declines in benefits expense including insurance and retirement expense. Advertising expenses decreased $10,700 or 24.3% to $33,400 for the first three months ended March 31, 2005 compared to $44,100 for the quarter ended March 31, 2004. The reduction was due primarily to not having the need to market the new main office and the activities associated with its grand opening on March 5, 2004, as well as marketing efforts to explain our computer conversion and its effects to our customers. Office supplies and postage expenses decreased $14,700 or 31.3% to $32,300 for the first three months ended March 31, 2005 compared to $47,000 for the quarter ended March 31, 2004. The reduction was due primarily to not having the startup expenses associated with opening the new location experienced during the first quarter of 2004. Professional fees decreased $23,600 or 55.3% to $19,000 for the quarter ended March 31, 2005 compared to $42,600 for the first three months ended March 31, 2004. Monthly accruals are now being used for Audit and Accounting expenses to more evenly distribute these costs, rather than paying for these services from an expense account as they are incurred.

Income Tax Expense. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Bank determined in 2004 that it was appropriate to establish a valuation allowance of $418,500 for its net deferred tax assets. The balance of the valuation allowance at March 31, 2005 is $458,800.


COMPARISON OF BALANCE SHEETS AT MARCH 31, 2005 AND DECEMBER 31, 2004

         The Company's total assets as of March 31, 2005 were $64.9 million, an increase of $1.4 million or 2.2% from December 31, 2004's level of $63.5 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans. Net loans receivable increased by $4.0 million, or 7.6%, which reflected our continued marketing efforts. Commercial loans increased $929,000 or 13.3% and increased to 14.2% of the loan portfolio at March 31, 2005 from 10.2% at

December 31, 2004. The Company's investment securities decreased by $25,800, or 1.1%, to $2.28 million at March 31, 2005 from $2.30 million at December 31, 2004 due to maturities of securities. Premises and equipment decreased $52,000, or 2.1%, primarily due to the disposal of old and outdated fixed assets. The Company's cash and cash equivalents as of March 31, 2005 were $3.3 million, a decrease of $2.5 million from December 31, 2004's level of $5.8 million. This decrease is due primarily to the maturity of $2.0 million in Federal Home Loan Bank certificates of deposit that served as pledged collateral for deposits of property tax receipts by the Hopkins County Sheriff's Department. The certificates of deposits were allowed to mature due to a lower level of such deposits at March 31, 2005.

         Liabilities increased by $1.6 million, or 2.6%, to $61.9 million due primarily to a $4.4 million, or 9.5%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances decreased $3.0 million or 23.1% to $10.0 million at March 31, 2005 from $13.0 million at December 31, 2004. The Bank has used proceeds from the increase in deposits to help pay down the advances. The Company has a $750,000 revolving line of credit, which expires on September 10, 2005. At March 31, 2005, $750,000 was advanced against this line. The line is collateralized by all of the Company's stock in the Bank. Interest varies monthly and is based on the prime rate, which was 5.75% on March 31, 2005. Interest is payable monthly and principal is due at maturity.

         Stockholders' equity decreased to $3.0 million at March 31, 2005 from $3.2 million at December 31, 2004. The decrease in stockholders' equity principally reflects $118,500 in losses during the period.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                  March 31,   December 31,
                                                     2005          2004
                                                  ---------    ---------

  Non-accrual loans                               $174,000     $131,000
  Accruing loans past due 90 days or more            1,000      165,000
                                                  --------     --------
    Total non-performing loans                     175,000      296,000
  Foreclosed assets                                      0            0
                                                  --------     --------
    Total non-performing assets                   $175,000     $296,000
                                                  ========     ========

Non-accrual loans at March 31, 2005 consisted of 6 loans. Accruing loans past due 90 days or more at March 31, 2005 consisted of 1 loan.

At March 31, 2005, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                             Three Months Ended
                                                 March 31,
                                       ------------------------------
                                          2005                 2004
                                       ---------            ---------

Balance, beginning of period           $ 319,937            $ 180,955
Loans charged off                         (7,199)                   0
Loan recoveries                            2,240                  216
                                       ---------            ---------
     Net charge-offs                      (4,959)                 216

Provision for loan losses                 39,000               39,000
                                       ---------            ---------

Balance, end of period                 $ 353,978            $ 220,171
                                       =========            =========

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no operating business and does not have material ongoing funding needs. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

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

Cash and cash equivalents (cash, due from banks, interest-bearing deposits with banks, and federal funds sold), as of March 31, 2005, totaled $3.3 million compared to $5.8 million at December 31, 2004. The Bank's cash flows were provided mainly by financing activities, including $4.4 million from net deposit increases. Operating activities provided $71,600 in cash for the three months ended March 31, 2005 compared to $395,800 used in cash for the three months ended March 31, 2004. The Bank used cash flows of $4.0 million for its investing activities primarily to fund an increase in gross loans of $4.0 million.

At March 31, 2005, the Bank had outstanding commitments to originate loans totaling $2.5 million, excluding $497,500 in unused home equity lines of credit and $38,800 in other lines of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $430,400. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from March 31, 2005, totaled $23.8 million. Management believes that a significant percentage of such deposits will remain with the Bank.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of

Tier I Risk-based Capital to average assets of at least 6% and ratios of Tier I Core and Total Risk-based Capital to risk-weighted assets of at least 5% and 10% respectively. At March 31, 2005, the Bank satisfied the capital requirements under OTS regulations.

The Company has a $750,000 revolving line of credit with The Banker's Bank of Tennessee to provide additional liquidity at the holding company level and for future capital contributions for the Bank if needed. The line of credit provides for an interest rate which adjusts monthly at the prime rate and is secured by the Company's stock in the Bank. Interest is payable monthly and principal is due at maturity. As of March 31, 2005, the $750,000 line of credit was fully drawn. The current interest rate on this line is 5.75%. The line of credit matures on September 10, 2005. The Company currently anticipates that it will be able to renew the line of credit at that time.

ITEM 3.  CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, except as noted below, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

In connection with their audit of our financial statements for the year ended December 31, 2004, our independent registered public accounting firm, BKD, LLP, identified certain material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting. Specifically, BKD LLP noted a failure to timely perform various account reconciliations, to adequately prepare GAAP basis financial statements, and to segregate certain reconciliation duties. Management believes that these weaknesses are primarily attributable to human resource limitations within our accounting and financial reporting function and has reallocated reconciliation responsibilities within the function and instituted a schedule for accomplishing these tasks. In addition, BKD LLP noted the absence of processes to compute deferred loan fees and costs and calculate deferred tax assets and liabilities.

In response, management has adopted additional procedures for reviewing financial statement calculations and disclosures, implemented additional controls with respect to payroll and ATM reconciliations, adopted systems for updating borrowers' financial information and deferral of loan fees and costs, instituted procedures for timely reconciliation of correspondent accounts, loan and deposit sub-ledgers, prepaid and other assets and accrued liabilities and adopted additional controls with regard to journal entries.

Other than as described above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS
         --------

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


                                            COMMUNITY FIRST BANCORP, INC.


Date: May 16, 2005                          /s/William M. Tandy
                                            ------------------------------------
                                            William M. Tandy, President
                                            (Duly Authorized Representative)


Date: May 16, 2005                          /s/Michael D. Wortham
                                            ------------------------------------
                                            Michael D. Wortham, Vice President
                                            (Chief Financial Officer)