Form 10QSB
period 2005-06-30
COMMUNITY FIRST BANCORP INC
filed 2005-08-15
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2005

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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X    No ____
             -----

         As of June 30, 2005, there were 277,725 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
         Yes        No   X
             -----     -----

                          COMMUNITY FIRST BANCORP, INC.

                             Madisonville, Kentucky

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2005
                  (unaudited) and December 31, 2004                           3
         Condensed Consolidated Statements of Operations - (Unaudited)
                  for the three and six months ended June 30, 2005
                  and 2004                                                    4
         Condensed Consolidated Statements of Cash Flows - (Unaudited)
                  for the six months ended June 30, 2005 and 2004             5
         CondensedConsolidated  Statements of Changes in Stockholders'
                  Equity - (Unaudited) for the six months ended
                  June 30, 2005 and 2004                                      7
         Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                 8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                         12

Item 3.  Controls and Procedures                                             18

PART II. OTHER INFORMATION
-------

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 6.  Exhibits                                                            20

Signatures                                                                   21

                          COMMUNITY FIRST BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               2005                   2004
                                                                          -----------             -----------
                                                                              (Unaudited)
                                 Assets
Cash and cash equivalents:
    Cash and due from banks                                               $   658,078             $   614,155
    Interest-bearing demand deposits                                        2,408,028               2,179,041
    Interest-bearing time deposits                                            500,000               3,000,000
                                                                          -----------             -----------
        Total cash and cash equivalents                                     3,566,106               5,793,196

Securities, held-to-maturity (market values of
   $78,870 and $95,025 at June 30, 2005
   and December 31, 2004, respectively)                                        73,274                  88,965
Securities, available-for-sale, at fair value                               2,209,537               2,215,285
Loans, net of the allowance for loan loss of
   $369,850 and $319,937 at June 30, 2005
   and December 31, 2004, respectively                                     58,850,618              51,931,555
Premises and equipment, net                                                 2,390,674               2,495,324
Foreclosed real estate                                                         25,000                     --
Federal Home Loan Bank (FHLB) stock                                           703,000                 687,000
Interest receivable                                                           267,552                 227,066
Deferred income taxes                                                          15,381                  14,521
Other assets                                                                   95,009                  50,467
                                                                          -----------             -----------
        Total assets                                                      $68,196,151             $63,503,379
                                                                          ===========             ===========

                  Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                                              $52,785,887             $46,466,036
    FHLB advances                                                          11,500,000              13,000,000
    Advances under line of credit                                             750,000                 750,000
    Interest payable and other liabilities                                    241,495                 123,848
                                                                          -----------             -----------
        Total liabilities                                                  65,277,382              60,339,884
                                                                          -----------             -----------

Commitments and contingencies                                                      --                      --

Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                                  --                      --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      277,725 at June 30, 2005 and
      December 31, 2004                                                         2,777                   2,777
    Additional paid-in capital                                              2,457,428               2,457,428
    Retained earnings - substantially
      Restricted                                                              488,421                 731,477
    Accumulated other comprehensive income
      (loss)                                                                  (29,857)                (28,187)
                                                                          -----------             -----------
        Total stockholders' equity                                          2,918,769               3,163,495
                                                                          -----------             -----------
        Total liabilities and stockholders' equity
                                                                          $68,196,151             $63,503,379
                                                                          ===========             ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                     Three Months Ended             Six Months Ended
                                          June 30,                      June 30,
                                --------------------------    --------------------------
                                    2005           2004           2005           2004
                                -----------    -----------    -----------    -----------
Interest and dividend income:
  Loans                         $   821,115    $   609,695    $ 1,578,378    $ 1,144,885
  Investment securities              20,866         19,887         45,709         50,380
  Dividends on FHLB Stock             8,442          6,560         16,767         13,120
                                -----------    -----------    -----------    -----------
      Total interest and
        dividend income             850,423        636,142      1,640,854      1,208,385
                                -----------    -----------    -----------    -----------

Interest expense:
  Deposits                          323,778        247,243        613,175        447,770
  FHLB advances                      80,119         14,743        145,350         32,250
  Other borrowings                   11,203             --         11,203             --
                                -----------    -----------    -----------    -----------
      Total interest expense        415,100        261,986        769,728        480,020
                                -----------    -----------    -----------    -----------

      Net interest income           435,323        374,156        871,126        728,365

  Provision for loan losses          22,500         30,000         61,500         69,000
                                -----------    -----------    -----------    -----------
      Net interest income
        after provision for
        loan losses                 412,823        344,157        809,626        659,365
                                -----------    -----------    -----------    -----------
Noninterest income:
  Service charges and fees           92,986         64,385        171,166        117,239
  Gain on sale of foreclosed
    assets                               --             --             --            404
  Foreclosed real estate
    expense, net                     (2,931)        (1,063)        (3,526)        (2,765)
  Gain (loss) on sale of
    repossessed vehicles                795             --         (1,965)            --
  Insurance commissions and
    premiums                          2,180         (3,756)         2,761          2,225
  Other income                        3,528          2,206          9,459          6,201
                                -----------    -----------    -----------    -----------
    Total noninterest income         96,558         61,772        177,895        123,304
                                -----------    -----------    -----------    -----------

Noninterest expense:
  Compensation and benefits         266,727        264,283        514,337        519,345
  Directors fees                     10,800         10,800         21,600         21,600
  Occupancy expense                  81,510         78,654        159,038        191,019
  Insurance premiums                  5,983          9,324         11,343         17,917
  Data processing                    57,605         29,883        109,020        109,537
  Advertising                        25,409         41,534         58,762         85,599
  Office supplies and postage        27,225         32,595         59,514         79,619
  Payroll and other taxes            38,237         26,269         71,747         51,502
  Professional fees                  31,651         35,184         50,697         77,809
  Data processor conversion
    expenses                             --             --             --        110,834
  Other operating expenses           88,832         62,927        174,519        101,159
                                -----------    -----------    -----------    -----------
      Total noninterest
          expense                   633,979        591,453      1,230,577      1,365,940
                                -----------    -----------    -----------    -----------
Loss before income taxes           (124,598)      (185,526)      (243,056)      (583,271)

Provision (credit) for income
  Taxes                                  --        (63,079)            --       (198,308)

Net loss                        $  (124,598)   $  (122,447)   $  (243,056)   $  (384,963)
                                ===========    ===========    ===========    ===========
Basic loss per share            $     (0.45)   $     (0.44)   $     (0.88)   $     (1.39)
                                ===========    ===========    ===========    ===========
Diluted loss per share          $     (0.45)   $     (0.44)   $     (0.88)   $     (1.39)
                                ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                                 Six Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                 2005           2004
                                                             -----------    -----------
Operating Activities:
    Net loss                                                 $  (243,056)   $  (384,963)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        FHLB stock dividend                                      (16,000)       (13,100)
        Provision for loan losses                                 61,500         69,000
        Depreciation, amortization and accretion                 108,517         94,290
        Loss on sale of foreclosed assets                             --            404
        Loss on sale of repossessed vehicles                       1,965             --
        Deferred income tax benefit                                   --       (198,309)
        Change in assets and liabilities:
            Other assets                                         (71,507)       (17,322)
            Accrued interest receivable and other assets         (40,486)       (36,649)
            Accrued interest payable and other liabilities       117,647          8,278
                                                             -----------    -----------

                Net cash used by operating activities            (81,420)      (478,371)
                                                             -----------    -----------
Investing Activities:
    Net increase in loans                                     (6,980,563)    (7,410,458)
    Proceeds from maturities/calls of held-to-maturity
       securities                                                 15,692        970,127
    Purchases of premises and equipment                             (650)      (487,090)
                                                             -----------    -----------

                Net cash used in investing activities         (6,965,521)    (6,927,421)
                                                             -----------    -----------

Financing Activities:
    Net increase in deposits                                   6,319,851      4,953,744
    Payments on short-term borrowings                         (6,000,000)    (3,000,000)
    Proceeds from short-term borrowings                        4,500,000      5,500,000
    Net proceeds/(costs) from issuance of common stock                --         (9,000)
                                                             -----------    -----------

                Net cash provided by financing activities      4,819,851      7,444,744
                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents          (2,227,090)        38,952
Cash and cash equivalents, beginning of period                 5,793,196      1,109,062
                                                             -----------    -----------
Cash and cash equivalents, end of period                       3,566,106    $ 1,148,014
                                                             ===========    ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                 For the six months ended June 30, 2005 and 2004
                                   (Unaudited)





                                                         Six Months Ended
                                                             June 30,
                                                      ------------------------
                                                        2005            2004
                                                      --------        --------

Supplemental Disclosures:
Cash paid for interest                                $758,525        $471,869
                                                      ========        ========

Non-cash Transactions:
Federal Home Loan Bank Stock dividend received        $ 16,000        $ 13,100
                                                      ========        ========
Loans transferred to foreclosed real estate           $ 25,000        $     --
                                                      ========        ========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2005 and 2004
                                   (Unaudited)



                                                                                         Accumulated
                                        Common Stock         Additional                     Other
                                  -----------------------       Paid-in      Retained    Comprehensive  Comprehensive
                                     Shares        Amount       Capital      Earnings    Income (Loss)  Income (Loss)      Total
                                  --------------------------------------------------------------------------------------------------

Balance, January 1, 2004            277,725   $     2,777   $ 2,466,428   $ 1,763,045    $   (23,483)                  $ 4,208,767

  Comprehensive income
    Net loss                             --            --            --      (384,963)            --    $  (384,963)      (384,963)
    Change in unrealized
      depreciation on
      available-for-sale
      securities, net of taxes           --            --            --            --        (13,624)       (13,624)       (13,624)
                                                                                                        -----------    -----------

           Total comprehensive loss                                                                     $  (398,587)            --
                                                                                                        ===========

      Costs of stock issuance                                    (9,000)                                                    (9,000)
                                    -------    ----------   -----------   -----------    -----------                   -----------

    Balance, June 30, 2004          277,725    $    2,777   $ 2,457,428   $ 1,378,082    $   (37,107)                  $ 3,801,180
                                    =======    ==========   ===========   ===========    ===========                   ===========

    Balance, January 1, 2005        277,725    $    2,777   $ 2,457,428   $   731,477    $   (28,187)            --    $ 3,163,495

      Comprehensive income

        Net loss                                                             (243,056)                     (243,056)      (243,056)
        Change in unrealized
          depreciation on
          available-for-sale
          securities, net of
          taxes                                                                          $    (1,670)   $    (1,670)        (1,670)
                                                                                                        -----------
           Total comprehensive loss                                                                     $  (244,726)
                                     -------   ----------   ----------     ----------    ----------     ===========    -----------

    Balance, June 30, 2005           277,725   $    2,777   $2,457,428     $  488,421    $  (29,857)                   $ 2,918,769
                                     =======   ==========   ==========     ==========    ==========                    ===========

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the balance sheets, statements of operations, statement of cash flows and statement of changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The condensed consolidated balance sheet of the Company as of December 31, 2004 has been derived from the audited condensed consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2004 filed with the Securities and Exchange Commission. The results of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

         The unaudited condensed consolidated financial statements include the accounts of the Company and the Bank for the periods presented. All material intercompany balances and transactions have been eliminated in consolidation.


3.       STOCK-BASED EMPLOYEE COMPENSATION PLAN

         At June 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company's December 31, 2004 audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                   For the six month     For the three month
                                                                 period ended June 30,  period ended June 30,
                                                                         2005                    2005
                                                                --------------------------------------------
           Net loss, as reported                                       $ (243,056)            $ (124,598)


           Less total stock-based employee
              compensation cost determined under the
              fair value based method, net of income taxes                  6,478                  3,239
                                                                       ----------             ----------

           Pro forma net loss                                          $ (249,534)            $ (127,837)
                                                                       ===========            ===========

           Earnings per share:
               Basic - as reported                                     $   (0.88)             $    (0.45)
                                                                       ==========             ===========
               Basic - pro forma                                       $   (0.90)             $    (0.46)
                                                                       ==========             ===========
               Diluted - as reported                                   $   (0.88)             $    (0.45)
                                                                       ==========             ===========
               Diluted - pro forma                                     $   (0.90)             $    (0.46)
                                                                       ==========             ===========

        Restricted Stock Plan

        The Company has a Restricted Stock Plan, covering 8,331 shares of common stock, whose purpose is to reward and to retain personnel of experience and ability in key positions of responsibility with the
        Bank and any subsidiaries with an increased equity interest in the Company as compensation for their prior and anticipated future professional contributions and service to the Bank and any subsidiaries. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of until the shares are earned and non-forfeitable. The shares awarded under the Restricted

        Stock Plan shall be earned and non-forfeitable at the rate of one-fifth per year over five years from the grant date. During May 2005 the Company granted 5,197 shares with a restriction period of five years at a market price of $11.50. No deferred compensation liability or expense has been recorded as of and for the period ended June 30, 2005 relating to these shares of restricted stock, but the anticipated amount to be recorded during the remaining part of 2005 is approximately $6,300.


4.      OTHER COMPREHENSIVE LOSS

        Other comprehensive loss components and related taxes were as follows:

                                        For the six For the six
                                       month period month period
                                      ended June 30, ended June 30,

                                              2005        2004
                                            --------    --------

        Unrealized loss on available-
           for-sale securities before
           tax effect                       $  2,531    $ 20,643
        Tax benefit                             (861)     (7,019)
                                            --------    --------
                 Other comprehensive loss   $  1,670    $ 13,624
                                            ========    ========

  5.    EARNINGS PER SHARE

        Earnings per share has been determined in accordance with Statements of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per common share were computed by dividing net income by the number of shares of common stock issued in the Bank's conversion to stock form as if such shares had been outstanding for the entire period. Securities authorized in connection with the Company's stock-based compensation plans could dilute earnings per share in the future, but were not included in the current period's because of their anti-dilutive effect, so basic and diluted earnings per share are the same.

        The following data show the amounts used in computing earnings per share
        (EPS).

                                                       2005            2004
                                                    ---------       ---------
              Six Months ended June 30,
                Net loss                            $(243,056)      $(384,963)
                Weighted average number of
                  common shares                       277,725         277,725
                                                    ---------       ---------
                       Basic and dilutive
                          loss per share            $   (0.88)      $   (1.39)
                                                    =========       =========


                                                       2005            2004
                                                    ---------       ---------
              Three Months ended June 30,
                Net loss                            $(124,598)      $(122,447)
                Weighted average number of
                  common shares                       277,725         277,725
                                                    ---------       ---------
                       Basic and dilutive
                          loss per share            $   (0.45)      $   (0.44)
                                                    =========       =========

     6. REGULATORY CAPITAL

         The Bank's actual capital and its statutory required capital levels are as follows (dollars in thousands):

                                                                June 30, 2005
                             ---------------------------------------------------------------------------------
                                                                                            To be Well
                                                                                         Capitalized Under
                                                               For Capital               Prompt Corrective
                                                             Adequacy Purposes           Action Provisions
                             -------------------------   -------------------------  --------------------------
                                       Actual                     Required                   Required
                             -------------------------   -------------------------  --------------------------
                                Amount           %          Amount       %            Amount         %
                             -------------------------   -------------------------  --------------------------
Tier 1 core capital            $3,635           5.33%      $2,729       4.00%         $3,412        5.00%
Tangible equity capital         3,635           5.33%       1,024       1.50%            n/a          n/a
Total Risk based capital        4,005          10.23%       3,132       8.00%          3,915       10.00%
Tier 1 Risk based capital       3,635           9.29%         n/a         n/a          4,094        6.00%


                                                             December 31, 2004
                             ---------------------------------------------------------------------------------
                                                                                            To be Well
                                                                                         Capitalized Under
                                                               For Capital               Prompt Corrective
                                                             Adequacy Purposes           Action Provisions
                             -------------------------   -------------------------  --------------------------
                                       Actual                     Required                   Required
                             -------------------------   -------------------------  --------------------------
                                Amount           %          Amount       %            Amount         %
                             -------------------------   -------------------------  --------------------------

Tier 1 core capital             $3,842          6.05%       $2,542      4.00%          $3,177       5.00%
Tangible equity capital          3,842          6.05%          953      1.50%             953       1.50%
Total Risk based capital         4,161         11.78%        2,826      8.00%           3,533      10.00%
Tier 1 Risk based capital        3,842         10.88%        1,413      4.00%           2,120       6.00%


ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis is intended to assist in understanding the financial condition and results of operations of the Company.

FORWARD-LOOKING STATEMENTS

When used in this  discussion  and  elsewhere in this  Quarterly  Report on Form
10-QSB, the words or phrases "will likely result," "are expected to," will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Bank cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors, including regional and national economic conditions, substantial changes in level of market interest rates, credit and other risks of lending and investment activities, and competitive and regulatory factors could affect the Company's financial performance and could cause the Bank's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake and specifically disclaims any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Based on the procedures discussed above, management is of the opinion that the reserve of $369,850 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at June 30, 2005.

Deferred Income Taxes. We have recorded a net deferred tax asset of $15,400 as of June 30, 2005, relating to the unrealized losses on AFS securities. We evaluate this asset on a quarterly basis. We have recorded a valuation allowance on our remaining deferred tax asset, as we can not determine that it is more likely than not that it will be utilized. At June 30, 2005, the valuation allowance is $501,200.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

Net Income/Loss. Net loss for the three months ended June 30, 2005 was $(124,600) ($(0.45) per share) compared to a net loss of $(122,000) ($(0.44) per share) for the three months ended June 30, 2004. Net loss for the six months ended June 30, 2005 was $(243,000) ($(0.88) per share) compared to a net loss of $(385,000) ($(1.39) per share) for the six months ended June 30,

2004. The Company's results of operations for the 2004 periods benefited from the recognition of certain tax benefits, which were not utilized in 2005 because of the valuation allowance we established for our deferred tax assets. Loss before income taxes improved to $(125,000) for the quarter ended June 30, 2005 from $(186,000) for the quarter ended June 30, 2004 and improved to $(243,000) for the six months ended June 30, 2005 from $(583,000) for the six months ended June 30, 2004. The improvement in loss before income taxes for the 2005 periods reflected increases in net interest income and non-interest income and a lower provision for loan losses, which offset an increase in other expenses for the quarter. The Company's results of operations for the six months ended June 30, 2005 also benefited from a decrease in other expense. Net Interest Income. Net interest income increased $61,100 or 16.3% to $435,300 for the three months ended June 30, 2005 compared to $374,200 for the three months ended June 30, 2004. Year-to-date net interest income was $871,100 compared to $728,400 for the six months ended June 30, 2004, an increase of $142,700 or 19.6%. The increase in net interest income during the 2005 periods was attributable to a higher volume of loans. Interest income for the three and six months ended June 30, 2005 was $850,400 and $1.64 million, respectively, an increase of $214,300 and $432,500 over the prior year. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. For the six months ended June 30, 2005, net loans averaged $55.3 million as compared to $38.3 million for the first six months of fiscal year 2004, an increase of $17.0 million or 44.4%. The increased income from loans helped offset increases in interest expense of $153,100 or 58.4% and $289,700 or 60.4% for the three and six months ended June 30, 2005, respectively. The increases in interest expense reflect both a higher volume of deposits and increases in short-term rates as the result of the Federal Reserve's nine increases in the targeted Federal Funds rate over the past year. Interest expense has also increased due to the Bank's greater use of FHLB borrowings to fund loan growth, as well as the Company's use of a revolving line of credit with The Banker's Bank to provide additional capital for the Bank. Reflecting the recent increases in short-term interest rates, which have not been accompanied by increased long-term rates, the Bank's interest rate spread decreased to 2.57% for the six months ended June 30, 2005 compared to 3.28% for the six months ended June 30, 2004. Net interest margin decreased to 2.80% for the 2005 period compared to 3.61% for the 2004 period.

Provision for Loan Losses. The provision for loan losses was $22,500 and $61,500 for the three and six months ended June 30, 2005, respectively, compared to $30,000 and $69,000 for the three and six months ended June 30, 2004, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At June 30, 2005, the Bank's allowance for loan losses was $369,900 or 0.62% of the gross loan portfolio.

Noninterest Income. Noninterest income was $96,600 and $177,900 for the three and six months ended June 30, 2005, respectively, compared to $61,800 and $123,300 for the three and six months ended June 30, 2004, respectively. The increase for the most recent periods is due primarily to increases in deposit-related fees including non-sufficient funds fees and overdraft fees which management attributes to a larger deposit base and management's efforts to enhance this type of fee income, which is generally less volatile than loan fee income.

Noninterest Expense. Noninterest expense was $634,000 and $591,500 for the three months ended June 30, 2005 and 2004, respectively, and $1,230,600 and $1,365,900 for the six months ended June 30, 2005 and 2004, respectively. The decrease in noninterest expense for the six-month period of $135,300 or 9.9% was due primarily to the absence of the data processor conversion related expenses incurred during 2004. During the six months ended June 30, 2004, expenses related to the conversion of the data processor totaled $110,800 compared to no such expenses during the current year. The increases in noninterest expense for the three-month period of $42,500 or 7.2% were due to a variety of other factors.

Computer and data processing expense increased by $27,700 or 92.6% to $57,600 for the three months ended June 30, 2005 compared to $29,900 for the three months ended June 30, 2004 and decreased by $500 or 0.5% to $109,000 for the six months ended June 30, 2005 and compared to $109,500 for the six months ended June 30, 2004.

Compensation and benefits expense increased by $2,400 or 0.9% to $266,700 for the three months ended June 30, 2005 compared to $264,300 for the three months ended June 30, 2004 and decreased by $5,000 or 1.0% to $514,300 for the six months ended June 30, 2005 compared to $519,300 for the six months ended June 30, 2004. The FASB No. 91 accounting entry for the three and six months ended June 30, 2005 resulted in a deferred salaries expense reduction of $22,500 and $43,100, respectively. No such entry was made during the three and six months ended June 30, 2004 as the Company implemented this accounting standard in 2005.

Employee education expense decreased by $8,000 or 70.2% to $3,400 for the quarter and by $22,100, or 79.8% to $5,600 for the year to date as extensive employee training for the data processor conversion was not incurred during the quarter and six months ended June 30, 2005 as it was during the quarter and six months ended June 30, 2004.

Salaries for officers increased by $24,400 or 24.7% to $123,000 for the three months ended June 30, 2005 and increased by $34,200 or 16.8% to $237,400 for the six months ended June 30, 2005 compared to $98,600 and $203,200 for the three and six months ended June 30, 2004 due to the addition of four new loan officers, two of who also serve as branch managers for our two locations. Salaries for other employees decreased by $1,500 or 1.5% to $99,400 for the three months ended June 30, 2004 and increased by $18,800 or 10.7% to $195,300 for the six months ended June 30, 2005 compared to $100,900 and $176,500 for the three and six months ended June 30, 2004 due to the addition of six new employees hired to staff the new main office. Compensation and benefits expense experienced a reduction for the six months ended June 30, 2005 in spite of increases in salaries for officers and other employees. This can be attributed primarily to FASB No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases. The FASB No. 91 accounting entries for the six months ended June 30, 2005 resulted in a deferred salaries expense reduction of $43,100. No such entries were made during the six months ended June 30, 2004. Additionally, employee education expense decreased by $22,200 or 79.9% to $5,600 as extensive employee training for the data processor conversion was not incurred during the six months ended June 30, 2005 as it was during the six months ended June 30, 2004. Further, retirement fund expense decreased by $7,900 or 22.3% to $27,600 during the six months ended June 30, 2005.

Advertising expenses decreased $16,100 or 38.8% to $25,400 for the three months ended June 30, 2004 and decreased $26,800, or 31.3% to $58,800 for the six months ended June 30, 2005 compared to $41,500 and $85,600 for the three and six months ended June 30, 2004. The reduction was due primarily to no longer having the need to market the new main office and the activities associated with its grand opening on March 5, 2004, as well as marketing efforts to explain our computer conversion and its effects to our customers.

Office supplies and postage expenses decreased $5,400 or 16.6% to $27,200 for the three months ended June 30, 2005 and decreased $20,100, or 25.3% to $59,500 for the six months ended June 30, 2005 compared to $32,600 and $79,600 for the three and six months ended June 30, 2004. The reduction was due primarily to not having the startup expenses associated with opening the new location experienced during the 2004 periods.

Professional fees decreased $3,500 or 9.9% to $31,700 for the three months ended June 30, 2005 and decreased $27,100, or 34.8% to $50,700 for the six months ended June 30, 2005 compared to $35,200 and $77,800 for the three and six months ended June 30, 2004. Monthly accruals are now being used for audit and accounting expenses to more evenly distribute these costs throughout the year, rather than expensing as incurred.

Income Tax Expense. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Company determined in 2004 that it was appropriate to establish a valuation allowance of $418,500 for its net deferred tax assets. The balance of the valuation allowance at June 30, 2005 is $501,200. The increases in the valuation allowance for the six months ended June 30, 2005 of $82,700 relates to the net losses incurred in 2005.

COMPARISON OF BALANCE SHEETS AT JUNE 30, 2005 AND DECEMBER 31, 2004

         The Company's total assets as of June 30, 2005 were $68.2 million, an increase of $4.7 million or 7.4% from December 31, 2004's level of $63.5 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans which increased $4.4 million, or 11.2%. Net loans receivable increased by $7.0 million, or 13.5%, which reflected our continued marketing efforts. Commercial loans increased $1.36 million or 19.5% and increased to 14.2% of the loan portfolio at June 30, 2005 from 10.2% at December 31, 2004. The Company's investment securities decreased by $21,500, or 0.9%, to $2.28 million at June
30, 2005 from $2.30 million at December 31, 2004 due to maturities of securities. Premises and equipment decreased $104,600, or 4.2%, due to current year depreciation. The Company's cash and cash equivalents as of June 30, 2005 were $3.6 million, a decrease of $2.2 million from December 31, 2004's level of $5.8 million. This decrease is due primarily to the maturity of $2.0 million in Federal Home Loan Bank certificates of deposit that served as pledged collateral for deposits of property tax receipts by the Hopkins County Sheriff's Department. The certificates of deposits were allowed to mature due to a lower level of such deposits at June 30, 2005.

         Liabilities increased by $4.9 million, or 8.2%, to $65.3 million due primarily to a $6.3 million, or 13.6%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances decreased $1.5 million or 11.5% to $11.5 million at June 30, 2005 from $13.0 million at December 31, 2004. The Bank has used proceeds from the increase in deposits to help pay down the advances. The Company has a $750,000 revolving line of credit, which expires on September 10, 2005. At June 30, 2005, $750,000 was advanced against this line. The line is collateralized by all of the Company's stock in the Bank. Interest varies monthly and is based on the prime rate, which was 6.25% on June 30, 2005. Interest is payable monthly and principal is due at maturity.

         Stockholders' equity decreased to $2.9 million at June 30, 2005 from $3.2 million at December 31, 2004. The decrease in stockholders' equity principally reflects $243,100 in losses during the period.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                       June 30,   December 31,
                                                         2005          2004
                                                       --------     ---------

    Non-accrual loans                                  $ 87,300     $131,000
    Accruing loans past due 90 days or more                   0      165,000
                                                       --------     --------
      Total non-performing loans                         87,300      296,000
    Foreclosed assets                                    25,000            0
                                                       --------     --------
      Total non-performing assets                      $112,300     $296,000
                                                       ========     ========

Non-accrual loans at June 30, 2005 consisted of 3 loans. There were no accruing loans past due 90 days or more at June 30, 2005.

At June 30, 2005, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                  Six Months Ended
                                                       June 30,
                                          ----------------------------------
                                             2005                    2004
                                          ---------               ---------

Balance, beginning of period              $ 319,937               $ 180,955
Loans charged off                           (16,192)                 (3,819)
Loan recoveries                               4,605                     517
                                          ---------               ---------
     Net charge-offs                        (11,587)                 (3,302)

Provision for loan losses                    61,500                  69,000
                                          ---------               ---------

Balance, end of period                    $ 369,850               $ 246,653
                                          =========               =========

The increase in net charge-offs during the 2005 period reflects write-downs in connection with a foreclosure and charge-offs of consumer loans.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no operating business and does not have material ongoing funding needs other than debt service on its line of credit. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

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

Cash and cash equivalents (cash, due from banks, interest-bearing deposits with banks, and federal funds sold), as of June 30, 2005, totaled $3.6 million compared to $5.8 million at December 31, 2004. The Bank's cash flows were provided mainly by financing activities, including $6.3 million from net deposit increases. Operating activities used $81,400 in cash for the six months ended June 30, 2005 compared to $478,400 used in cash for the six months ended June 30, 2004. The Bank used cash flows of $7.0 million for its investing activities primarily to fund an increase in gross loans of $7.0 million.

At June 30, 2005, the Bank had outstanding commitments to originate loans totaling $2.3 million, excluding $575,400 in unused home equity lines of credit and $26,000 in other lines of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $1.1 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from June 30, 2005, totaled $25.1 million. Management believes that a significant percentage of such deposits will remain with the Bank.

The Company has a $750,000 revolving line of credit with The Banker's Bank of Tennessee to provide additional capital for the bank. The line of credit provides for an interest rate which adjusts monthly at the prime rate and is secured by the Company's stock in the Bank. Interest is payable monthly and principal is due at maturity. As of June 30, 2005, the $750,000 line of credit was fully drawn. The current interest rate on this line is 6.25%. The line of credit matures on September 10, 2005. The Company currently anticipates that it will be able to renew the line of credit at that time.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 6% and ratios of Tier I Core and Total Risk-based Capital to risk-weighted assets of at least 5% and 10% respectively. At June 30, 2005, the Bank satisfied the capital requirements under OTS regulations with leverage ratio of 5.33% and Tier 1 and Total Risk-Based Capital ratios of 9.29% and 10.23%, respectively. The Bank's capital ratios have declined in recent periods due to a combination of strong asset growth and recent losses. It is management's intention to maintain the

Bank's status as well-capitalized while continuing to grow assets. In order to do so, the Company may be required to raise additional capital.

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

Part II
                                OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

On May 19, 2005, the Company held its annual meeting of stockholders at which the following items were voted on.

(1)      Election of Directors

                 Nominee                          For              Withheld
------------------------------------------   --------------     --------------
Michael D. Wortham                              223,490            36,553
Ralph T. Teague                                 223,415            36,628
Charles G. Ramsey                               223,465            36,578

There were no abstentions or broker non-votes in the election of Directors.


(2)      2005 Restricted Stock Plan
                                                                        Broker
         For                        Against          Abstain           Non-Vote
         ---                        -------          -------           --------
       124,583                       76,705            1,000             57,755


ITEM 6.  EXHIBITS
         --------

          The following exhibits are either being filed with or incorporated by reference in this quarterly report on Form 10-QSB:

         Number   Description
         ------   -----------

          3.1  Articles of Incorporation *
          3.2  Bylaws *
          4    Form of Common Stock Certificate *
          10.1 Employment Agreement with William M. Tandy *
          10.2 2004 Stock Option Plan **
          10.3 Community First Bank 2005 Restricted Stock Plan ***
          31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
          31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
          32   Section 1350 Certification

         ---------------
          * Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226).
          ** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-116450).
          *** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-125769).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY FIRST BANCORP, INC.


Date: August 15, 2005               /s/William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: August 15, 2005               /s/Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)