Form 10QSB
period 2005-09-30
COMMUNITY FIRST BANCORP INC
filed 2005-11-18
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from _________ to _________


                         Commission File Number 0-50322
                                                -------


                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


             Maryland                                         36-4526348
-------------------------------------                   -----------------------
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


         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]  No [ ]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         As of September 30, 2005, there were 277,725 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
         Yes  [ ]  No [X]

                          COMMUNITY FIRST BANCORP, INC.

                             Madisonville, Kentucky

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2005
                   (unaudited) and December 31, 2004                                3
         Condensed Consolidated  Statements of  Operations - (Unaudited) for the
                   three and nine months ended September 30, 2005
                   and 2004                                                         4
         Condensed Consolidated Statements of Cash Flows - (Unaudited)
                   for the nine months ended September 30, 2005 and 2004            5
         Condensed Consolidated Statements of Changes in Stockholders'
                   Equity - (Unaudited) for the nine months ended
                   September 30, 2005 and 2004                                      7
         Notes to Condensed Consolidated Financial Statements
                   (Unaudited)                                                      8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                               12

Item 3.  Controls and Procedures                                                   19

PART II. OTHER INFORMATION
-------


Item 6.  Exhibits                                                                  21

Signatures                                                                         22

                          COMMUNITY FIRST BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30,  December 31,
                                                              2005           2004
                                                         --------------  -------------
                                                            (Unaudited)
                                 Assets
Cash and cash equivalents:
    Cash and due from banks                              $    544,171    $    614,155
    Interest-bearing demand deposits                        1,891,158       2,179,041
    Interest-bearing time deposits                                 --       3,000,000
                                                         ------------    ------------
        Total cash and cash equivalents                     2,435,329       5,793,196

Securities, held-to-maturity (market values of
   $73,310 and $95,025 at September 30, 2005
   and December 31, 2004, respectively)                        70,856          88,965
Securities, available-for-sale, at fair value               2,203,338       2,215,285
Loans, net of the allowance for loan loss of
   $378,331 and $319,937 at September 30, 2005
   and December 31, 2004, respectively                     61,820,884      51,931,555
Premises and equipment, net                                 2,338,024       2,495,324
Foreclosed real estate                                             --              --
Federal Home Loan Bank (FHLB) stock                           711,600         687,000
Interest receivable                                           281,267         227,066
Deferred income taxes                                          16,942          14,521
Other assets                                                  104,639          50,467
                                                         ------------    ------------
        Total assets                                     $ 69,982,879    $ 63,503,379
                                                         ============    ============

                  Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                             $ 53,010,710    $ 46,466,036
    FHLB advances                                          12,500,000      13,000,000
    Advances under line of credit                           1,250,000         750,000
    Interest payable and other liabilities                    396,071         123,848
                                                         ------------    ------------
        Total liabilities                                  67,156,781      60,339,884
                                                         ------------    ------------

Commitments and contingencies                                      --              --

Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                  --              --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      277,725 at September 30, 2005 and
      December 31, 2004                                         2,777           2,777
    Additional paid-in capital                              2,457,428       2,457,428
    Retained earnings - substantially
      restricted                                              398,780         731,477
    Accumulated other comprehensive income
      (loss)                                                  (32,887)        (28,187)
                                                         ------------    ------------
        Total stockholders' equity                          2,826,098       3,163,495
                                                         ------------    ------------
        Total liabilities and stockholders' equity
                                                         $ 69,982,879    $ 63,503,379
                                                         ============    ============

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                      Three Months Ended          Nine Months Ended
                                        September 30,               September 30,
                                --------------------------    --------------------------
                                    2005           2004           2005           2004
                                -----------    -----------    -----------    -----------
Interest and dividend income:
  Loans                         $   882,577    $   674,778    $ 2,460,955    $ 1,840,084
  Investment securities              18,973         14,165         64,682         64,545
  Dividends on FHLB Stock             8,638          6,624         25,405         19,744
                                -----------    -----------    -----------    -----------
      Total interest and
        dividend income             910,188        695,567      2,551,042      1,924,373
                                -----------    -----------    -----------    -----------

Interest expense:
  Deposits                          356,310        241,193        969,485        688,963
  FHLB advances                     105,237         36,907        250,587         69,157
  Other borrowings                   12,442             --         33,832             --
                                -----------    -----------    -----------    -----------
      Total interest expense        473,989        278,100      1,253,904        758,120
                                -----------    -----------    -----------    -----------

      Net interest income           436,199        417,467      1,297,138      1,166,253

  Provision for loan losses           8,000         32,500         69,500        101,500
                                -----------    -----------    -----------    -----------
      Net interest income
        after provision for
        loan losses                 428,199        384,967      1,227,638      1,064,753
                                -----------    -----------    -----------    -----------

Noninterest income:
  Service charges and fees          101,555         60,627        272,721        155,283
  Gain (loss) on sale of
    foreclosed assets                (2,000)            --         (2,000)           404
  Foreclosed real estate
    expense, net                       (973)          (450)        (4,499)        (3,215)
  Gain (loss) on sale of
    repossessed vehicles                 --             --         (1,965)            --
  Insurance commissions and
    premiums                          1,839            665          4,600          2,890
  Other income                        2,167          1,871         11,626         10,234
                                -----------    -----------    -----------    -----------
    Total noninterest income        102,588         62,713        280,483        165,596
                                -----------    -----------    -----------    -----------

Noninterest expense:
  Compensation and benefits         254,273        295,504        768,610        814,849
  Directors fees                     10,800         10,800         32,400         32,400
  Occupancy expense                  84,787         91,266        243,825        282,285
  Insurance premiums                 10,015         10,815         21,358         28,732
  Data processing                    68,808         55,389        177,828        164,926
  Advertising                        14,590         41,424         73,352        127,023
  Office supplies and postage        30,133         32,795         89,647        112,414
  Payroll and other taxes            39,477         30,055        111,224         81,557
  Professional fees                  25,884          5,961         76,581         83,770
  Data processor conversion
    expenses                             --             --                       110,834
  Other operating expenses           81,661         61,270        245,993        162,427
                                -----------    -----------    -----------    -----------
      Total noninterest
          expense                   620,428        635,279      1,840,818      2,001,217
                                -----------    -----------    -----------    -----------
Loss before income
  taxes                             (89,641)      (187,599)      (332,697)      (770,868)
Provision (credit) for income
  taxes                                  --        (63,730)            --       (262,038)
                                -----------    -----------    -----------    -----------
Net loss                        $   (89,641)   $  (123,869)   $  (332,697)   $  (508,830)
                                ===========    ===========    ===========    ===========
Basic loss per share            $     (0.32)   $     (0.45)   $     (1.20)   $     (1.83)
                                ===========    ===========    ===========    ===========
Diluted loss per
  share                         $     (0.32)   $     (0.45)   $     (1.20)   $     (1.83)
                                ===========    ===========    ===========    ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                             ----------------------------
                                                                 2005            2004
                                                             ------------    ------------
Operating Activities:
    Net loss                                                 $   (332,697)   $   (508,830)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        FHLB stock dividend                                       (24,600)        (20,200)
        Provision for loan losses                                  69,500         101,500
        Depreciation, amortization and accretion                  162,776         142,556
        Loss on sale of foreclosed assets                           2,000              --
        Loss on sale of repossessed vehicles                        1,965              --
        Deferred income tax benefit                                    --        (262,038)
        Change in assets and liabilities:
            Other assets                                          (81,137)        (30,996)
            Accrued interest receivable and other assets          (54,201)        (75,989)
            Accrued interest payable and other liabilities        272,223          55,442
                                                             ------------    ------------

                Net cash provided/(used) by operating
                   activities                                      15,829        (598,555)
                                                             ------------    ------------

Investing Activities:
    Net increase in loans                                      (9,958,828)    (11,749,615)
    Proceeds from maturities/calls of held-to-maturity
       securities                                                  18,109       1,323,252
    Proceeds from sale of other real estate owned                  23,000              --
    Purchase of available-for-sale securities                          --        (252,570)
    Purchases of premises and equipment                              (650)       (741,378)
                                                             ------------    ------------

                Net cash used in investing activities          (9,918,369)    (11,420,311)
                                                             ------------    ------------

Financing Activities:
    Net increase in deposits                                    6,544,673       8,177,976
    Payments on short-term borrowings                          (9,500,000)     (4,000,000)
    Proceeds from short-term borrowings                         9,500,000       8,500,000
    Net costs from issuance of common stock                            --          (9,000)
                                                             ------------    ------------

                Net cash provided by financing activities       6,544,673      12,668,976
                                                             ------------    ------------

Net (decrease) increase in cash and cash equivalents           (3,357,867)        650,110
Cash and cash equivalents, beginning of period                  5,793,196       1,109,062
                                                             ------------    ------------
Cash and cash equivalents, end of period                     $  2,435,329    $  1,759,172
                                                             ============    ============

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              For the nine months ended September 30, 2005 and 2004
                                   (Unaudited)





                                                                 Nine Months Ended
                                                                    September 30,
                                                             ---------------------------
                                                                 2005            2004
                                                             -----------     -----------
Supplemental Disclosures:
Cash paid for interest                                       $ 1,220,072     $   758,120
                                                             ===========     ===========

Non-cash Transactions:
Federal Home Loan Bank Stock dividend received               $   (24,600)    $    20,200
                                                             ===========     ===========
Loans transferred to foreclosed real estate                  $    25,000     $    15,000
                                                             ===========     ===========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                                                                   Accumulated
                                     Common Stock          Additional                                Other
                                 ----------------------     Paid-in     Retained   Comprehensive  Comprehensive
                                   Shares      Amount       Capital     Earnings   Income (Loss)  Income (Loss)      Total
                                 -------------------------------------------------------------------------------------------------

Balance, January 1, 2004          277,725   $   2,777    $ 2,466,428  $1,763,045  $    (23,483)                  $  4,208,767
  Comprehensive income
    Net loss                           --          --             --    (508,830)           --       (508,830)   $   (508,830)
    Change in unrealized
      depreciation on
      available-for-sale
      securities, net of
      taxes                            --          --             --          --         2,089          2,089           2,089
                                                                                                   ----------
       Total comprehensive loss                                                                    $ (506,741)
                                                                                                   ==========
  Costs of stock issuance                                     (9,000)                                                  (9,000)
                                  -------   ---------    ------------ ----------  ------------                   ------------
Balance, September 30, 2004       277,725   $   2,777    $ 2,457,428  $1,254,215  $    (21,394)                  $  3,693,026
                                  =======   =========    ===========  ==========  ============                   ============
Balance, January 1, 2005          277,725   $   2,777    $ 2,457,428   $ 731,477  $    (28,187)                  $  3,163,495
  Comprehensive income
    Net loss                           --          --             --    (332,697)           --       (332,697)       (332,697)
    Change in unrealized
      depreciation on
      available-for-sale
      securities, net of taxes         --          --             --          --        (4,700)        (4,700)         (4,700)
                                                                                                   ----------

       Total comprehensive loss                                                                    $ (337,397)
                                  -------   ---------    -----------  ----------  ------------     ==========    ------------
Balance, September 30, 2005       277,725   $   2,777    $ 2,457,428  $  398,780  $    (32,887)                  $  2,826,098
                                  =======   =========    ===========  ==========  ============                   ============

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


3.       STOCK-BASED EMPLOYEE COMPENSATION PLAN

         At September 30, 2005, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company's December 31, 2004 audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                               For the nine       For the three
                                               month period       month period
                                                   ended              ended
                                               September 30,       September 30,
                                                   2005                2005
                                              ---------------------------------

     Net loss, as reported                    $   (332,697)        $  (89,641)

     Less total stock-based employee
        compensation cost determined under
        the fair value based method, net of
        income taxes                                 9,718              3,239
                                              ------------         ----------

     Pro forma net loss                       $   (342,415)        $  (92,880)
                                              ============         ==========

     Earnings per share:
         Basic - as reported                  $      (1.20)        $    (0.32)
                                              ============         ==========
         Basic - pro forma                    $      (1.23)        $    (0.33)
                                              ============         ==========
         Diluted - as reported                $      (1.20)        $    (0.32)
                                              ============         ==========
         Diluted - pro forma                  $      (1.23)        $    (0.33)
                                              ============         ==========


         Restricted Stock Plan

         The Company has a Restricted Stock Plan, covering 8,331 shares of common stock, whose purpose is to reward and to retain personnel of experience and ability in key positions of responsibility with the Bank and any subsidiaries with an increased equity interest in the Company as compensation for their prior and anticipated future professional contributions and service to the Bank and any subsidiaries. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of until the shares are earned and non-forfeitable. The shares awarded under the Restricted

         Stock Plan shall be earned and non-forfeitable at the rate of one-fifth per year over five years from the grant date. During May 2005 the Company granted 5,197 shares with a restriction period of five years at a market price of $11.50. No deferred compensation liability or expense has been recorded as of and for the period ended September 30, 2005 relating to these shares of restricted stock, but the anticipated amount to be recorded during the remaining part of 2005 is approximately $7,500.

4.       OTHER COMPREHENSIVE LOSS

         Other comprehensive loss components and related taxes were as follows:

                                                  For the nine     For the nine
                                                  month period     month period
                                                     ended           ended
                                                  September 30,   September 30,
                                                      2005            2004
                                                      ----            ----
         Unrealized loss on available-
            for-sale securities before
            tax effect                              $ 7,121         $ 3,167
         Tax benefit                                 (2,421)         (1,078)
                                                    -------         -------
                  Other comprehensive income
                   (loss)                           $(4,700)        $ 2,089
                                                    =======         =======

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

         The following data show the amounts used in computing earnings per share (EPS).

                                                     2005              2004
                                                  ---------         ---------
          Nine Months ended September 30,
            Net loss                              $(332,697)        $(508,830)
            Weighted average number of
              common shares                         277,725           277,725
                                                  ---------         ---------
                   Basic and dilutive
                      loss per share              $   (1.20)        $   (1.83)
                                                  =========         =========

                                                     2005              2004
                                                  ---------         ---------
          Three Months ended September 30,
            Net loss                              $ (89,641)        $(123,869)
            Weighted average number of
              common shares                         277,725           277,725
                                                  ---------         ---------
                   Basic and dilutive
                      loss per share              $   (0.32)        $   (0.45)
                                                  =========         =========

     6. REGULATORY CAPITAL

         The Bank's actual capital and its statutory required capital levels are as follows (dollars in thousands):

                                                          September 30, 2005
                             ------------------------------------------------------------------------------
                                                                                            To be Well
                                                                                            Capitalized
                                                                                               Under
                                                                                               Prompt
                                                               For Capital                  Corrective
                                                                 Adequacy                     Action
                                                                Purposes                    Provisions
                             -------------------------   -------------------------  -----------------------
                                      Actual                      Required                   Required
                             -------------------------   -------------------------  -----------------------
                             Amount         %               Amount       %            Amount        %
                             -------------------------   -------------------------  -----------------------

Tier 1 core capital          $4,004        5.72%            $2,801      4.00%         $3,501       5.00%
Tangible equity capital       4,004        5.72              1,050      1.50%            n/a        n/a
Total Risk based capital      4,382       10.79              3,248      8.00%          4,059      10.00%
Tier 1 Risk based capital     4,004        9.86                n/a       n/a           4,202       6.00%

                                                          December 31, 2004
                             ------------------------------------------------------------------------------
                                                                                            To be Well
                                                                                            Capitalized
                                                                                               Under
                                                                                               Prompt
                                                               For Capital                  Corrective
                                                                 Adequacy                     Action
                                                                Purposes                    Provisions
                             -------------------------   -------------------------  -----------------------
                                      Actual                      Required                   Required
                             -------------------------   -------------------------  -----------------------
                             Amount          %               Amount       %            Amount        %
                             -------------------------   -------------------------  -----------------------


Tier 1 core capital           $3,842        6.05%           $2,542      4.00%          $3,177       5.00%
Tangible equity capital        3,842        6.05%              953      1.50%             n/a        n/a
Total Risk based capital       4,161       11.78%            2,826      8.00%           3,533      10.00%
Tier 1 Risk based capital      3,842       10.88%            1,413      4.00%           2,120       6.00%


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

Based on the procedures discussed above, management is of the opinion that the reserve of $378,331 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at September 30, 2005.

Deferred Income Taxes. We have recorded a net deferred tax asset of $16,900 as of September 30, 2005, relating to the unrealized losses on AFS securities. We evaluate this asset on a quarterly basis. We have recorded a valuation allowance on our remaining deferred tax asset, as we can not determine that it is more likely than not that it will be utilized. At September 30, 2005, the valuation allowance is $531,700.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

Net Income/Loss. Net loss for the three months ended September 30, 2005 was $(89,600) ($(0.32) per share) compared to a net loss of $(123,900) ($(0.45) per share) for the three months ended September 30, 2004. Net loss for the nine months ended September 30, 2005 was $(332,700) ($1.20 per share) compared to a net loss of $508,800 ($(1.83) per share) for the nine months ended September 30, 2004. The Company's results of operations for the 2004 periods benefited from the recognition of certain tax benefits, which were not utilized in 2005 because of the valuation allowance we established for our deferred tax assets. Loss before income taxes improved to $(89,600) for the quarter ended September 30, 2005 from $(187,600) for the quarter ended September 30, 2004 and improved to $(332,700) for the nine months ended September 30, 2005 from $(770,900) for the nine months ended September 30, 2004. The improvement in loss before income taxes for the 2005 periods reflected increases in net interest income and non-interest income, a lower provision for loan losses, and a decrease in non-interest expense.

Net Interest Income. Net interest income increased $18,700 or 4.5% to $436,200 for the three months ended September 30, 2005 compared to $417,500 for the three months ended September 30, 2004. Year-to-date net interest income was $1,297,100 compared to $1,166,300 for the nine months ended September 30, 2004, an increase of $130,800 or 11.2%. The increase in net interest income during the 2005 periods was attributable to a higher volume of loans. Interest income for the three and nine months ended September 30, 2005 was $910,200 and $2.6 million, respectively, an increase of $214,600 and $626,700 over the prior year. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. For the nine months ended September 30, 2005, net loans averaged $57.0 million as compared to $40.6 million for the first nine months of fiscal year 2004, an increase of $16.4 million or 40.4%. The increased income from loans helped offset increases in interest expense of $195,900 or 70.4% and $495,800 or 65.4% for the three and nine months ended September 30, 2005, respectively. The increases in interest expense reflect both a higher volume of deposits and increases in short-term rates as the result of the Federal Reserve's eleven increases in the targeted Federal Funds rate since June 30, 2004. Interest expense has also increased due to the Bank's greater use of FHLB borrowings to fund loan growth, as well as the Company's use of a revolving line of credit with The Banker's Bank to provide additional capital for the Bank. Reflecting the recent increases in short-term interest rates, which have not been accompanied by increased long-term rates, the Bank's interest rate spread decreased to 2.47% for the nine months ended September 30, 2005 compared to 3.23% for the nine months ended September 30, 2004. Net interest margin decreased to 2.71% for the 2005 period compared to 3.43% for the 2004 period.

Provision for Loan Losses. The provision for loan losses was $8,000 and $69,500 for the three and nine months ended September 30, 2005, respectively, compared to $32,500 and $101,500 for the three and nine months ended September 30, 2004, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At September 30, 2005, the Bank's allowance for loan losses was $378,300 or 0.61% of the gross loan portfolio.

Noninterest Income. Noninterest income was $102,600 and $280,500 for the three and nine months ended September 30, 2005, respectively, compared to $62,700 and $165,600 for the three and nine months ended September 30, 2004, respectively. The increase for the most recent periods is due primarily to increases in deposit-related fees including non-sufficient funds fees and overdraft fees which management attributes to a larger deposit base and management's efforts to enhance this type of fee income.

Noninterest Expense. Noninterest expense was $620,400 and $635,300 for the three months ended September 30, 2005 and 2004, respectively, and $1,840,800 and $2,001,200 for the nine months ended September 30, 2005 and 2004, respectively. The decrease in noninterest expense for the nine-month period of $160,400 or 8.0% was due primarily to the absence of the data processor conversion related expenses incurred during 2004. During the nine months ended September 30, 2004, expenses related to the conversion of the data processor totaled $110,800 compared to no such expenses during the current year. The decrease in noninterest expense for the three-month period of $14,900 or 2.4% was primarily due to lower compensation and benefits expense.

Compensation and benefits expense increased decreased by $41,200 or 13.9% to $254,300 for the three months ended September 30, 2005 compared to $295,400 $295,500 for the three months ended September 30, 2004 and decreased by $46,300 or 5.7% to $768,600 for the nine months ended September 30, 2005 compared to $814,900 for the nine months ended September 30, 2004. The FASB No. 91 accounting entry for the three and nine months ended September 30, 2005 resulted in a deferred salaries expense reduction of $24,200 and $67,300, respectively. No such entry was made during the three and nine months ended September 30, 2004 as the Company implemented this accounting standard in 2005. Additionally, employee education expense decreased by $27,200 or 81.4% to $6,200 as extensive employee training for the data processor conversion was not incurred during the nine months ended September 30, 2005 as it was during the nine months ended September 30, 2004. Further, retirement fund expense decreased by $1,100 or 2.6% to $40,900 during the nine months ended September 30, 2005.

Advertising expenses decreased $26,800 or 64.7% to $14,600 for the three months ended September 30, 2005 and decreased $53,600, or 42.2% to $73,400 for the nine months ended September 30, 2005 compared to $41,400 and $127,000 for the three and nine months ended September 30, 2004. The reduction was due primarily to no longer having the need to market the new main office and the activities associated with its grand opening on March 5, 2004, as well as marketing efforts to explain our computer conversion and its effects to our customers.

Office supplies and postage expenses decreased $2,700 or 8.2% to $30,100 for the three months ended September 30, 2005 and decreased $22,800, or 20.3% to $89,600 for the nine months ended September 30, 2005 compared to $32,800 and $112,400 for the three and nine months ended September 30, 2004. The reduction was due primarily to not having the startup expenses associated with opening the new location experienced during the 2004 periods.

Computer and data processing expense increased by $13,400 or 24.2% to $68,800 for the three months ended September 30, 2005 compared to $55,400 for the three months ended September 30, 2004 increased by $12,900 or 7.8% to $177,800 for the nine months ended September 30, 2005 and compared to $164,900 for the nine months ended September 30, 2004. The increase reflects additional technical assistance during the period, the receipt of certain introductory discounts during the prior year and bank growth.

Professional fees increased $19,900 or 331.7% to $25,900 for the three months ended September 30, 2005 and decreased $7,200, or 8.6% to $76,600 for the nine months ended September 30, 2005 compared to $6,000 and $83,800 for the three and nine months ended September 30, 2004. Monthly accruals are now being used for audit and accounting expenses to more evenly distribute these costs throughout the year, rather than expensing as incurred.

Income Tax Expense. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Company determined in 2004 that it was appropriate to establish a valuation allowance of $418,500 for its net deferred tax assets. The balance of the valuation allowance at September 30, 2005 is $531,700. The increases in the valuation allowance for the nine months ended September 30, 2005 of $113,200 relates to the net losses incurred in 2005.

COMPARISON OF BALANCE SHEETS AT SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

         The Company's total assets as of September 30, 2005 were $70.0 million, an increase of $6.5 million or 10.2% from December 31, 2004's level of $63.5 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans which increased $6.7 million, or 17.0%. Net loans receivable increased by $9.9 million, or 19.1%, which reflected our continued marketing efforts. Commercial loans increased $1.6 million or 23.1% and increased to 13.9% of the loan portfolio at September 30, 2005 from 10.2% at December 31, 2004. The Company's investment securities decreased by $30,100, or 1.3%, to $2.27 million at September 30, 2005 from $2.30 million at December 31, 2004 due to maturities of securities. Premises and equipment decreased $157,300, or 6.3%, due to current year depreciation. The Company's cash and cash equivalents as of September 30, 2005 were $2.4 million, a decrease of $3.4 million from December 31, 2004's level of $5.8 million. This decrease is due primarily to the maturity of $3.0 million in Federal Home Loan Bank certificates  of deposit  that  served as pledged  collateral  for  deposits  of property tax receipts by the Hopkins County Sheriff's Department. The certificates of deposits were allowed to mature due to a lower level of such deposits at September 30, 2005.

         Liabilities increased by $6.8 million, or 11.3%, to $67.2 million due primarily to a $6.5 million, or 14.1%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances decreased $500,000 or 3.9% to $12.5 million at September 30, 2005 from $13.0 million at December 31, 2004. The Bank has used proceeds from the increase in deposits to help pay down the advances. During the quarter ended September 30, 2005, the Company drew an additional $500,000 on its line of credit from The Bankers' Bank to infuse additional capital into the Bank. Total outstandings on this line are now $1.25 million. At September 30, 2005, the line was collateralized by marketable securities with a market value of $1.7 million and due at maturity on March 31, 2006. On November 18, 2005, the line was restructured to be secured by all of the Bank's outstanding stock and to release the marketable securities from pledge and to revise the maturity date to November 30, 2005. The interest rate on this borrowing is equal to the prime rate plus 0.25%. Interest is payable monthly and principal is due at maturity on November 30, 2005.

         Stockholders' equity decreased to $2.8 million at September 30, 2005 from $3.2 million at December 31, 2004. The decrease in stockholders' equity principally reflects $332,700 in losses during the period.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                               September 30,      December 31,
                                                   2005              2004
                                                 --------          --------

Non-accrual loans                                $ 87,600          $131,000
Accruing loans past due 90 days or more           118,400           165,000
                                                 --------          --------
   Total non-performing loans                     206,000           296,000
Foreclosed assets                                       0                 0
                                                 --------          --------
   Total non-performing assets                   $206,000          $296,000
                                                 ========          ========

Non-accrual loans at September 30, 2005 consisted of 3 loans. There were two accruing loans past due 90 days or more at September 30, 2005.

At September 30, 2005, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                     Nine Months Ended
                                                        September 30,
                                               -------------------------------
                                                  2005                 2004
                                               ---------            ---------

        Balance, beginning of period           $ 319,937            $ 180,955
        Loans charged off                        (16,192)             (13,091)
        Loan recoveries                            5,086                  717
                                               ---------            ---------
             Net charge-offs                     (11,106)             (12,374)

        Provision for loan losses                 69,500              101,500
                                               ---------            ---------

        Balance, end of period                 $ 378,331            $ 270,081
                                               =========            =========

The increase in net charge-offs during the 2005 period reflects write-downs in connection with a foreclosure and charge-offs of consumer loans.

LIQUIDITY AND CAPITAL RESOURCES

The Company currently has no operating business and does not have material ongoing funding needs other than debt service on its line of credit. The Company currently has $102,000 in cash and marketable securities at the holding company level. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions which currently preclude the payment of dividends without prior OTS approval.

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

Cash and cash equivalents (cash, due from banks, interest-bearing deposits with banks, and federal funds sold), as of September 30, 2005, totaled $2.4 million compared to $5.8 million at December 31, 2004. The Bank's cash flows were provided mainly by financing activities, including $6.5 million from net deposit increases. Operating activities used provided $15,800 in cash for the nine months ended September 30, 2005 compared to $598,600 used in cash for the nine months ended September 30, 2004. The Bank used cash flows of $9.9 million for its investing activities primarily to fund an increase in gross loans of $10.0 million.

At September 30, 2005, the Bank had outstanding commitments to originate loans totaling $2.1 million, excluding $1.4 million in unused home equity lines of credit and $53,300 in other lines of credit. Additionally, the Bank had undisbursed commitments on construction loans closed totaling $1.1 million. Management believes that the Bank's sources of funds are sufficient to fund all of its outstanding commitments. Certificates of deposit, which are scheduled to mature in one year or less from September 30, 2005, totaled

$25.6 million. Management believes that a significant percentage of such deposits will remain with the Bank.

As a federal savings bank, the Bank is subject to regulatory capital requirements of Office of Thrift Supervision ("OTS"). In order to be well capitalized under OTS regulations, the Bank must maintain a leverage ratio of Tier I Capital to average assets of at least 6% and ratios of Tier I Core and Total Risk-based Capital to risk-weighted assets of at least 5% and 10% respectively. At September 30, 2005, the Bank satisfied the capital requirements under OTS regulations with leverage ratio of 5.72% and Tier 1 and Total Risk-Based Capital ratios of 9.86% and 10.79%, respectively.

The Bank's capital ratios have declined in recent periods due to a combination of strong asset growth and recent losses. It is management's intention to maintain the Bank's status as well-capitalized while continuing to grow assets. The Company has previously borrowed on a line of credit from The Banker's Bank to fund a capital injection into the Bank. In September 2005, the Company increased the amount borrowed on this line to $1.25 million, substantially all of which has been used to increase Bank capital. This borrowing currently comes due on November 30, 2005. The lender has advised the Company that it will only renew this line if the Company provides additional collateral or guarantees. It is the Company's intent to seek a renewal of the line until it can raise sufficient new equity capital to pay off the line and provide the capital required for additional growth although the form and method of such capital-raising has not been definitively determined at this date. In the event the Company is unable to raise equity capital, it may seek another extension of the line, secure a substitute borrowing or raise equity capital in a smaller amount.


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


                                    COMMUNITY FIRST BANCORP, INC.


Date: November 18, 2005             /s/William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: November 18, 2005             /s/Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)