Form 10KSB
period 2005-12-31
COMMUNITY FIRST BANCORP INC
filed 2006-03-31
CIK 1224499

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-KSB
(MARK ONE)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period __________ to __________

                           Commission File No. 0-50322
                                               -------

                          COMMUNITY FIRST BANCORP, INC.
                          -----------------------------
                 (Name of Small Business Issuer in Its Charter)

               MARYLAND                                            36-4526348
-------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employee
Incorporation or Organization                                Identification No.)


2420 NORTH MAIN STREET, MADISONVILLE, KENTUCKY                    42431
----------------------------------------------                 ----------
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

     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act.[ ]

     Check  whether  the issuer:  (l) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

     State issuer's revenues for its most recent fiscal year: $3.9 million

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.7 million as of March 30, 2006 based on the last sale ($6.90 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

     As of March 30, 2006, there were issued and outstanding 277,725 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

     Transitional Small Business Disclosure Format (Check One): YES [ ] NO [ X ]

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

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

     THE COMPANY. Community First Bancorp, Inc. (the "Company") became the holding company for Community First Bank (the "Bank") in June 2003 upon completion of the Bank's conversion to stock form. The Company does not engage in any activities other than holding the stock of the Bank. At December 31, 2005, the Company had total assets of $71.7 million, loans receivable of $64.6 million, total deposits of $54.5 million and total equity of $2.7 million.

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

     The Bank's principal business consists of attracting deposits from the general public and originating residential mortgage loans. The Bank also offers commercial and multi-family real estate loans, various types of consumer loans and a limited number of commercial business loans.

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

     The largest employers in Madisonville and the surrounding communities include the Trover Regional Medical Center, General Electric Aircraft Engine, Carhartt, Inc. and Lear Corporation. By industry, the largest sectors of the Madisonville economy are healthcare and manufacturing. The 2004 unemployment rate for Hopkins County was 5.3%, compared to 5.5% nationally. The median household income of $33,233 in 2003 for Hopkins County was below the median for Kentucky as a whole of $36,663 and for the United States of $43,318. While the population of Madisonville grew by approximately 19% from 1990 to 2000, Hopkins County as a whole grew less than 1.0%. By comparison, the population of Kentucky grew by 9.6%. The population of Hopkins County is projected to decline slightly during the next decade according to projections by the Kentucky Department for Economic Development.

LENDING ACTIVITIES

     Our loan portfolio consists primarily of mortgage loans secured by first liens on one- to four-family residences. We also make consumer, residential construction and commercial real estate and commercial business loans. While we have continued our historic emphasis on one- to four-family lending, we have also sought to grow our portfolio of commercial mortgages.

     At December 31, 2005, our gross loans totaled $65.0 million, of which $47.7 million were first mortgage loans secured by one- to four-family residences. We originate adjustable-rate mortgage ("ARM") loans with rates that adjust annually after an initial period of one, three, five or seven years during which the interest rate is fixed. We offer similar terms on our commercial and multi-family mortgages. Our consumer loans may have either fixed or variable rates.

     Substantially all of the Bank's borrowers are located in Hopkins County, Kentucky and would be expected to be similarly affected by economic and other conditions in this area. The Company does not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

     The following table sets forth information concerning the types of loans held by the Company at the dates indicated.

                                                                        AT DECEMBER 31,
                                                         -------------------------------------------------
                                                                 2005                        2004
                                                         ---------------------      ----------------------
                                                         AMOUNT           %          AMOUNT            %
                                                         ------        ------        ------         ------
     Real estate mortgage loans:
       One- to four-family residential first...          $47,739        73.49%        $39,758       76.09%
       One- to four-family residential second..            1,755         2.70           1,208        2.31
       Multi-family............................              791         1.22           1,075        2.06
       Commercial..............................            7,356        11.32           2,953        5.65
       Construction............................            2,305         3.55           1,900        3.64
     Other loans:
       Consumer installment....................              194         0.30             252        0.48
       Commercial..............................              820         1.26           2,370        4.54
       Automobile..............................            2,898         4.46           1,905        3.64
       Passbook................................              398         0.61             330        0.63
       Other...................................              710         1.09             501        0.96
                                                         -------       ------         -------      ------
                                                          64,966       100.00%         52,252      100.00%
                                                                       ======                      ======
     Less:
       Unearned interest.......................               --                           --
       Allowance for loan losses...............              388                          320
       Loans in process........................               --                           --
                                                         -------                      -------
          Total................................          $64,578                      $51,932
                                                         =======                      =======

     The following table sets forth the estimated maturity of the Company's loan portfolio at December 31, 2005. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                               DUE WITHIN            DUE AFTER             DUE OVER 5
                                             ONE YEAR AFTER      1 THROUGH 5 YEARS        YEARS AFTER
                                           DECEMBER 31, 2005     DECEMBER 31, 2005     DECEMBER 31, 2005         TOTAL
                                           -----------------     -----------------     -----------------         -----
                                                                           (IN THOUSANDS)
Real estate mortgage loans:
  One- to four-family residential first         $1,270                 $1,202               $45,267             $47,739
  One- to four-family residential second             3                  1,583                   169               1,755
  Multi-family......................                --                     --                   791                 791
  Commercial........................               329                  1,322                 5,705               7,356
  Construction......................             2,077                     --                   228               2,305
Other loans:
  Consumer installment..............                38                    100                    56                 194
  Commercial........................               311                    263                   246                 820
  Automobile........................               117                  2,702                    79               2,898
  Passbook..........................               168                    121                   109                 398
  Other.............................               121                    177                   412                 710
                                               -------                -------             ---------           ---------
      Total.........................            $4,434                 $7,470               $53,062             $64,966
                                                ======                 ======               =======             =======

     The next table sets forth at December 31, 2005, the dollar amount of all loans due one year or more after December 31, 2005 which have predetermined interest rates and have floating or adjustable interest rates. The majority of our floating or adjustable rate loans are mortgages whose rates do not adjust until after an initial period of one, three, five or seven years.

                                                                    PREDETERMINED         FLOATING OR
                                                                        RATE           ADJUSTABLE RATES
                                                                    -------------      ----------------
                                                                             (IN THOUSANDS)
     Real estate mortgage loans:
         One- to four-family residential first...........           $  7,919              $ 38,596
         One- to four-family residential second..........                416                 1,335
         Multi-family....................................                375                   416
         Commercial......................................              6,081                   947
         Construction....................................                185                    43
     Other loans:
         Consumer installment............................                155                    --
         Commercial......................................                511                    --
         Automobile......................................              2,781                    --
         Passbook........................................                230                    --
         Other...........................................                542                    --
                                                                    --------              --------
              Total......................................           $ 19,195              $ 41,337
                                                                    ========              ========

     ONE- TO FOUR-FAMILY RESIDENTIAL LOANS. Our primary lending activity consists of the origination of one- to four-family residential first mortgage loans secured by property located in our primary market area. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the purchase price with a maximum loan amount of $642,000 and a maximum term of 30 years. We will make residential mortgage loans with loan-to-value ratios greater than 80% as long as they comply with secondary market standards. Currently we do not sell our loans in the secondary market, but instead act as an originator by taking the loan application and then forwarding it to a secondary market lender. Although we make loans on one- to four-family rental properties, the majority of our residential first mortgages are on owner-occupied properties.

     The first mortgage loans that we originate for our portfolio generally have rates that adjust annually after an initial period of one, three, five or seven years during which the rate is fixed. We do not originate 30-year fixed rate loans for our portfolio.

     The interest rate on ARM loans is based on an index plus a stated margin. ARM loans provide for periodic interest rate adjustments upward or downward of up to two percentage points per year with a limit of six percentage points over the life of the loan. Borrowers on ARM loans must qualify at the fully adjusted rate. The rates on our ARM loans are generally indexed to the rates on one-year U.S. Treasury bills adjusted to a constant maturity. We also have in our portfolio ARM loans which are indexed to the average cost of funds for savings associations in the 11th Federal Home Loan Bank District. We discontinued using this index in 1996 because it tended to lag the market and such loans were less than 0.95% of the portfolio at December 31, 2005.

     In addition to one- to four-family first mortgage loans, we offer second mortgage loans. We offer second mortgages to customers on whose property we hold the first mortgage and to other customers as well. Our second mortgage loans have fixed terms of up to 10 years and have fixed rates of interest. We only originate a second mortgage if the aggregate indebtedness secured by the property will not exceed 80% of its appraised value. We also offer home equity lines of credit, which are similar to our second mortgages, but on a revolving term.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2005, approximately 80% of the one- to four-family residential loans we held had adjustable rates of interest. The Bank's adjustable-rate loans consist primarily of one, three, five or seven year ARMs whose rates may not be currently adjusting.

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

     Construction lending is generally considered to involve a higher degree of credit risk than long-term financing of residential properties. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, we may be compelled to advance additional funds to complete the construction. Furthermore, if the final value of the completed property is less than the estimated amount, the value of the property might not be sufficient to assure the repayment of the loan.

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LOANS. We offer commercial and multi-family real estate loans secured by apartment buildings, churches, office buildings, and other commercial properties. Commercial and multi-family real estate loans are made for terms of up to 20 years and have rates of interest that are fixed for a period of one to seven years and adjust annually thereafter. The interest rates on commercial and multi-family loans are indexed to the prime rate. Loan amounts may not exceed 70% of the appraised value of the property. Over the past several years, the Bank has sought to increase its originations of commercial and multi-family real estate loans in order to diversify the portfolio and serve the needs of the market.

     At December 31, 2005, the Bank's largest commercial real estate loan was a $481,900 loan secured by a 404-acre farm in Morganfield, Kentucky originated in October 2005. The 10-year fully amortizing loan bears a fixed rate of interest for the life of the loan. The loan-to-value ratio at origination was 43% and the loan is personally guaranteed by the principal of the corporate borrower. The Bank's second largest loan was a $421,300 loan secured by a 28-unit apartment complex in Madisonville originated in December 2003. The 20-year fully amortizing loan bears a fixed rate of interest for seven years and floats with the prime rate thereafter. The loan-to-value ratio at origination was 64% and the loan is personally guaranteed by the principals of the corporate borrower.

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

     COMMERCIAL BUSINESS LOANS. We engage in a limited amount of commercial business lending primarily for the accommodation of existing customers. Our commercial business loans generally are secured by equipment or other tangible assets. Our largest commercial business loan at December 31, 2005 had a balance of approximately $85,200 and was made to a local hydraulic hose and pipe-fitting company and is secured by equipment, inventory and accounts receivable.

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

     CONSUMER LOANS. We offer various types of consumer loans in order to provide a wider range of financial services to our customers. Consumer loans totaled $4.2 million, or 6.5%, of our total loans at December 31, 2005. Our consumer loans consist of automobile, personal unsecured loans, passbook, home improvement loans and equipment loans. Passbook and certificate of deposit secured loans are offered up to the maximum of the deposit balance and are due on demand.

     We offer loans for both new and used automobiles with maximum terms of SIX years and maximum loan amounts up to 90% of the manufacturer's suggested retail price on new cars or fair market value of the automobile on used cars. Personal unsecured loans generally are made for amounts of $2,000 or less and terms of 6 months and may have fixed or variable interest rates.

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

                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                             2005            2004
                                                           -------         -------
                                                               (IN THOUSANDS)
Loans originated:
  Real estate mortgage loans:
     One- to four-family residential first ...........       $17,539       $16,696
     One- to four-family residential second ..........           991           231
     Multi-family ....................................            --           269
     Commercial ......................................         2,903         4,208
     Construction ....................................         2,201         3,043
 Other loans:
     Consumer installment ............................            72           419
     Commercial ......................................           680         1,167
     Automobile ......................................         2,054         1,810
     Passbook ........................................           265           353
     Other ...........................................           291           109
                                                             -------       -------
        Total loans originated .......................       $26,996       $28,305
                                                             =======       =======

     LOANS TO ONE BORROWER. The maximum amount of loans which we may make to any one borrower may not exceed the greater of $500,000 or 15% of our unimpaired capital and unimpaired surplus. We may lend an additional 10% of our unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Our maximum loans-to-one-borrower limit was $642,000 at December 31, 2005. At December 31, 2005, our largest loan concentration outstanding had a balance of $955,600 and consisted of two loans secured by non-residential commercial properties and two loans secured by multi-family apartment complexes.

NONPERFORMING AND PROBLEM ASSETS

     LOAN DELINQUENCIES. Generally when a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If payment is still delinquent after 30 days, the borrower will receive a formal delinquency notice. The borrower will be contacted by telephone or visited personally if the loan remains delinquent after 45 days. If the loan continues in a delinquent status for 120 days past due and no repayment plan is in effect, the loan will be referred to an attorney for collection, with foreclosure commenced no later than 180 days. The customer will be notified when foreclosure is commenced. At December 31, 2005, our loans past due between 30 and 89 days totaled $251,000.

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

                                                                AT DECEMBER 31,
                                                           ------------------------
                                                            2005              2004
                                                           ------            ------
                                                           (DOLLARS IN THOUSANDS)
Loans accounted for on a non-accrual basis:(1)
  Real estate:
    One- to four-family residential first..........        $  259            $  119
    One- to four-family residential second.........             3                 3
    Multi-family...................................            --                --
    Commercial.....................................            --                --
    Construction...................................            --                --
  Other loans:
     Consumer installment..........................            --                --
     Commercial....................................            --                --
     Automobile....................................            1                  9
     Passbook......................................            --                --
     Other.........................................            --                --
                                                           ------            ------
     Total.........................................        $  263            $  131
                                                           ======            ======

Accruing loans which are contractually
  past due 90 days or more:
  Real estate:
    One- to four-family residential first..........        $   44            $  158
    One- to four-family residential second.........            --                --
    Multi-family...................................            --                --
    Commercial.....................................            --                --
    Construction...................................            --                --
  Other loans:
     Consumer installment..........................            --                --
     Commercial....................................            --                --
     Automobile....................................            --                 6
     Passbook......................................            --                --
     Other.........................................            --                 1
                                                           ------            ------
     Total.........................................        $   44            $  165
                                                           ======            ======
     Total nonperforming loans.....................        $  307            $  296
                                                           ======            ======
  Percentage of total loans........................          0.47%             0.57%
                                                           ======            ======

  Other non-performing assets(2)...................        $   --            $   --
                                                           ======            ======

---------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.
(2) Other nonperforming assets represents property acquired by the Bank through foreclosure or repossession. This property is carried at the lower of its fair market value or the principal balance of the related loan, whichever is lower.

     During the year ended December 31, 2005, gross interest income of approximately $6,400 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. No interest on such loans was included in income during 2005.

     Loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured amounted to $7,000 at December 31, 2005.

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

     At December 31, 2005, we had $436,000 in loans classified as substandard and no loans classified as doubtful or loss. The Bank's substandard assets at December 31, 2005 consisted of 14 residential first mortgages. Reserves of $65,000 have been allocated to the substandard assets.

     FORECLOSED REAL ESTATE. Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses. At December 31, 2005, we had no properties which we received in lieu of foreclosure.

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

     The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                                YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                                2005              2004
                                                              --------          --------
                                                               (DOLLARS IN THOUSANDS)
Balance at beginning of period.....................           $   320           $   181
                                                              -------           -------

Loans charged-off:
  Real estate mortgage loans:
    One- to four-family residential first..........                (5)               (9)
    One- to four-family residential second.........                --                --
    Multi-family...................................                --                --
    Commercial.....................................                --                --
    Construction...................................                --                --
  Other loans:
    Consumer installment...........................                --                --
    Commercial.....................................                --                --
    Automobile.....................................                (6)              (12)
    Passbook.......................................                --                --
    Other..........................................                (5)               (4)
                                                              -------           -------
Total charge-offs..................................               (16)              (25)
                                                              -------           -------

Recoveries:
  Real estate mortgage loans:
    One- to four-family residential first..........                --                --
    One- to four-family residential second.........                --                --
    Multi-family...................................                --                --
    Commercial.....................................                --                --
    Construction...................................                --                --
  Other loans:
    Consumer installment...........................                --                 1
    Commercial.....................................                --                --
    Automobile.....................................                --                --
    Passbook.......................................                --                --
    Other..........................................                 6                --
                                                              -------           -------
Total recoveries...................................                 6                 1
                                                              -------           -------

Net loans charged-off..............................               (10)              (24)
                                                              -------           -------
Provision for loan losses..........................                78               163
                                                              -------           -------

Balance at end of period...........................           $   388           $   320
                                                              =======           =======

Ratio of net charge-offs to average
   loans outstanding during the period.............              0.02%             0.05%
                                                              =======           =======

     The following table illustrates the allocation of the allowance for loan losses for each category of loan. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict our use of the allowance to absorb losses in other loan categories.

                                                                   AT DECEMBER 31,
                                               ----------------------------------------------------------
                                                        2005                           2004
                                               ---------------------------    ---------------------------
                                                             PERCENT OF                     PERCENT OF
                                                             LOANS IN EACH                  LOANS IN EACH
                                                             CATEGORY TO                    CATEGORY TO
                                               AMOUNT        TOTAL LOANS      AMOUNT        TOTAL LOANS
                                               ------        -----------      ------        -----------
                                                                  (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
    One- to four-family residential first         $ 285          73.49%          $ 257           76.09%
    One- to four-family residential second           11           2.70               3            2.31
    Multi-family.........................             5           1.22               2            2.06
    Commercial...........................            44          11.32              22            5.65
    Construction.........................            14           3.55               8            3.64
Other loans:
    Consumer installment.................             1           0.30               6            0.48
    Commercial...........................             5           1.26               8            4.54
    Automobile...........................            17           4.46              14            3.64
    Passbook.............................             2           0.61              --            0.63
    Other................................             4           1.09              --            0.96
                                                  -----         -------          -----         -------

     Total allowance for loan losses.....         $ 388         100.00%          $ 320          100.00%
                                                  =====         ======           =====          ======

INVESTMENT ACTIVITIES

     INVESTMENT SECURITIES. We are required by federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives; (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities; (iii) expectation of future yield levels; and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. At December 31, 2005, our investment securities portfolio consisted primarily of FHLB bonds of various maturities.

     Our securities at December 31, 2005 did not contain securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

     MORTGAGE-BACKED SECURITIES. We have invested from time to time in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. Our mortgage-backed securities portfolio consists primarily of participations or pass-through certificates issued by the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States. Our mortgage-backed securities portfolio was classified as "held-to-maturity" at December 31, 2005.

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

     The following table sets forth the carrying value of our investment securities and mortgage-backed portfolio at the dates indicated.

                                                                     AT DECEMBER 31,
                                                                -------------------------
                                                                  2005             2004
                                                                --------         --------
                                                                      (IN THOUSANDS)
Securities available-for-sale:
   U.S. government and agency securities..............          $  1,703         $  2,215
Securities held-to-maturity:
   Mortgage-backed securities.........................                 6               89
                                                                --------         --------
      Total investments...............................          $  1,769         $  2,304
                                                                ========         ========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for our investment portfolio at December 31, 2005. The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the following table. Expected maturities may differ from contracted maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                              ONE YEAR OR LESS          ONE TO FIVE YEARS       FIVE TO TEN YEARS
                                             -------------------     -----------------------  ----------------------
                                                         WEIGHTED                 WEIGHTED                WEIGHTED
                                             CARRYING    AVERAGE     CARRYING     AVERAGE     CARRYING    AVERAGE
                                               VALUE      YIELD        VALUE       YIELD        VALUE       YIELD
                                             ---------   -------     ---------    -------     ---------   --------
                                                                    (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government and agency securities      $  1,000        2.05%   $    752         3.13%   $     --       -- %

Securities held to maturity:
  Mortgage-backed securities...........            --          --          16         8.00          --
                                             --------                --------                 --------

     Total.............................      $  1,000                $    768                 $     --
                                             ========                ========                 ========


                                             MORE THAN TEN YEARS      TOTAL INVESTMENT SECURITIES
                                             -------------------     -------------------------------
                                                         WEIGHTED
                                             CARRYING    AVERAGE     CARRYING    MARKET      AVERAGE
                                               VALUE       YIELD       VALUE       VALUE      YIELD
                                             ---------   --------    ---------   --------    ------
                                                               (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. government and agency securities      $     --        --%     $  1,752    $  1,703     2.51%

Securities held to maturity:
  Mortgage-backed securities...........            50      8.39            66          69     8.29
                                             --------                --------    --------

     Total.............................      $     50                $  1,818     $ 1,772
                                             ========                ========     =======

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

     The following table sets forth the average balances and rates paid for the Bank's various categories of deposits for the past two fiscal years.

                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------
                                                      2005                2004
                                              ------------------   --------------------
                                              AVERAGE    AVERAGE   AVERAGE      AVERAGE
                                              BALANCE     RATE     BALANCE       RATE
                                              -------    -------   -------      -------
                                                      (DOLLARS IN THOUSANDS)

Non-interest-bearing demand............      $  4,968      -- %    $  2,722       -- %
Interest-bearing demand................         4,726     0.44%       5,125      0.33%
Passbook savings.......................         3,807     0.39%       3,645      0.30%
Certificates of deposit................        38,325     3.41%      28,466      3.24%
                                             --------              --------
     Total.............................      $ 51,826              $ 39,958
                                             ========              ========

     At December 31, 2005, time certificates in amounts of $100,000 or more constituted $9.0 million, or 16.6%, of our total deposit base. The majority of these certificates represent deposits from long-standing customers. The following table classifies our time certificates of $100,000 or more by time remaining to maturity as of December 31, 2005.

                                                     CERTIFICATES
MATURITY PERIOD                                       OF DEPOSIT
---------------                                       ----------
                                                    (IN THOUSANDS)

Three months or less..............................      $1,558
Over three through six months.....................         591
Over six through 12 months........................       1,653
Over 12 months....................................       5,246
                                                        ------
                                                        $9,048
                                                        ======

     BORROWINGS. Advances (borrowings) may be obtained from the FHLB of Cincinnati to supplement our supply of lendable funds. Advances from the FHLB of Cincinnati are typically secured by a pledge of our stock in the FHLB of Cincinnati and a portion of our first mortgage loans. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 2005, our borrowings from the FHLB consisted of $13 million in short-term, variable-rate advances.

     The following table sets forth certain information at the dates and for the periods indicated regarding the Bank's FHLB advances which were its only category of borrowings outstanding during the past two fiscal years.

                                                                                YEAR ENDED DECEMBER 31,
                                                                            -------------------------------
                                                                               2005                 2004
                                                                            ---------             ---------
                                                                                (DOLLARS IN THOUSANDS)
Amounts outstanding at end of period.................................       $  13,000             $  13,000
Weighted average rate paid ..........................................            3.59%                 1.76%
Maximum amount of borrowings outstanding at any month end............       $  14,000             $  13,000
Average borrowings outstanding ......................................       $  11,197             $   7,717
Approximate weighted average rate paid ..............................            3.46%                 1.76%

COMPETITION

     We compete for deposits with other insured financial institutions such as local commercial banks, thrift institutions, credit unions and multi-state regional banks in our market area. We also compete for funds with insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. According to data from the FDIC, we held approximately 9.9% of FDIC-insured deposits in Hopkins County as of June 30, 2005, the latest date for which such data was available. Such data does not cover deposits held by credit unions. We have historically competed for deposits by paying higher rates than our local competitors.

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

REGULATION OF THE BANK

     INSURANCE OF DEPOSITS. The FDIC maintains two separate funds for the insurance of deposits up to prescribed statutory limits. The Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings associations. We are a member of the SAIF. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

     Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006: (i) the Bank Insurance Fund and the Savings Association Insurance Fund will be merged into a new combined fund, to be called the Deposit Insurance Fund effective July 1, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts will be increased to $250,000 per participant subject to adjustment for inflation. The FDIC will be given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

     The FDIC will be authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

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

     Total risk-based capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. Overall, supplementary capital is limited to 100% of core capital. A savings institution must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets. At December 31, 2005, we were in compliance with all regulatory capital requirements.

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

     If the Bank satisfies the test, the Bank will continue to enjoy full borrowing privileges from the FHLB of Cincinnati. If the Bank does not satisfy the test, it may lose its borrowing restrictions and be subject to activities and branching restrictions applicable to national banks. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2005, the Bank was in compliance with the Qualified Thrift Lender requirement.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the FHLB of Cincinnati, whichever is greater. At December 31, 2005, the Bank had $721,900 in FHLB stock, at cost, which was in compliance with this requirement.

     FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time certificates. At December 31, 2005, the Bank's reserves met the minimum level required by the Federal Reserve System.

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

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The following table sets forth certain information regarding our two offices.

                                                        BOOK VALUE AT
                               YEAR       OWNED OR       DECEMBER 31,       APPROXIMATE
                              OPENED       LEASED           2005          SQUARE FOOTAGE
                              ------      --------      -------------     --------------
                                                     (DOLLARS IN THOUSANDS)
MAIN OFFICE:
2420 North Main Street
Madisonville, KY  42431        2004         Owned        $1,305                8,400

BRANCH OFFICE:
240 South Main Street
Madisonville, KY 42431         1959         Owned         $ 719                4,200

     The book value of the Bank's investments in premises and equipment totaled $2,024,000 at December 31, 2005. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     We are, from time to time, a party to legal proceedings arising in the ordinary course of our business, including legal proceedings to enforce our rights against borrowers. We are not currently a party to any legal proceedings which are expected to have a material adverse effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-----------------------------------------------------------

     There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     (a) MARKET INFORMATION. The Company's common stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol: "CFBC." The following table sets forth high and low sales information reported on the OTCBB for the Common Stock for each quarter during the past two fiscal years. These quotes reflect inter-dealer prices without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

                                                               2005                               2004
                                                     -----------------------           ------------------------
                                                      HIGH              LOW             HIGH              LOW
                                                      ----              ---             ----              ---
                  Fourth Quarter                     $10.90            $9.00           $14.25            $13.25
                  Third Quarter                       11.50            10.90            15.00             13.40
                  Second Quarter                      12.75            10.75            18.44             15.00
                  First Quarter                       13.50            12.50            20.00             13.85

     HOLDERS. As of December 31, 2005, there were 128 record holders of the Common Stock.

     DIVIDENDS. The Company has not paid any dividends on the Common Stock. The Company's ability to pay dividends is dependent on the receipt of dividends from the Bank. The Bank is subject to certain restrictions on the payment of dividends pursuant to federal banking law.

     (b)  USE OF PROCEEDS. Not applicable.

     (c)  ISSUER PURCHASES OF EQUITY SECURITIES. Not applicable.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                2005              2004            2003
                                                              --------          --------        --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED FINANCIAL CONDITION DATA:
     Assets.................................................  $  71,729         $ 63,503         $  42,541
     Loans receivable, net..................................     64,578           51,932            35,066
     Cash and cash equivalents..............................      2,009            5,793             1,109
     Investment securities:
         Available-for-sale.................................      1,703            2,215             1,976
         Held-to-maturity...................................         66               89             1,424
     Deposits...............................................     54,477           46,466            33,172
     Advances from Federal Home Loan Bank...................     13,000           13,000             5,000
     Stockholders' equity...................................      2,720            3,164             4,209

SELECTED OPERATIONS DATA:
     Interest income........................................  $   3,556         $  2,692         $   2,182
     Interest expense.......................................      1,783            1,079               833
                                                              ---------         --------         ---------
         Net interest income................................      1,773            1,613             1,349
     Provision for loan losses..............................         79              164                82
                                                              ---------         --------         ---------
         Net interest income after provision for
             loan losses....................................      1,694            1,449             1,267
     Other income...........................................        346              216               195
     Other expenses.........................................      2,479            2,581             1,564
                                                              ---------         --------         ---------
         Income (loss) before federal income tax
             expense (benefit)..............................       (439)            (916)             (102)
     Federal income tax expense (benefit)...................         --              116              (116)
                                                              ---------         --------         ---------
         Net income (loss)..................................  $    (439)        $ (1,032)        $      14
                                                              =========         ========         =========

PER SHARE DATA:
     Earnings per share - Basic.............................  $   (1.58)        $  (3.71)        $    0.05
     Earnings per share - Diluted...........................      (1.58)           (3.71)             0.05
     Book value per share...................................       9.79            11.40             15.15
PERFORMANCE RATIOS:
     Return on average assets...............................      (0.65)%          (2.00)%            0.03%
     Return on average equity...............................     (11.41)          (27.85)             0.33
     Interest rate spread...................................       2.65             3.41              3.20
     Net interest margin....................................       2.85             3.48              3.43
     Ratio of average interest-earning assets to average
        interest-bearing liabilities........................     105.18           103.09            110.83
     Ratio of noninterest expense to average total assets...       3.69             5.00              3.78

ASSET QUALITY RATIOS:
     Nonperforming assets to total assets at end of period..       0.43             0.46              0.11
     Nonperforming loans to total loans at end of period....       0.47             0.57              0.13
     Allowance for loan losses to total loans at end
        of period...........................................       0.60             0.61              0.51
     Allowance for loan losses to nonperforming loans
        at end of period....................................     126.80           108.09            376.99
     Net charge-offs to average loans outstanding...........       0.02             0.06              0.02

CAPITAL RATIOS:
     Equity to total assets at end of period................       3.79             4.95              9.89
     Average equity to average assets.......................       4.36             7.18             10.03
     Tangible capital.......................................       5.47             6.05              9.73
     Core capital...........................................       5.47             6.05              9.73
     Total risk-based capital...............................      10.22            11.78             18.91

     Management's discussion and analysis of financial condition and results of operations is intended to assist you in understanding our financial condition and results of operations. The information in this section should also be read with our Consolidated Financial Statements and Notes to the Consolidated Financial Statements, which are included elsewhere in this document.

COMMUNITY FIRST BANCORP, INC.

     Community First Bancorp, Inc. is the holding company for Community First Bank, a federal savings bank headquartered in Madisonville, Kentucky. Community First Bank operates from its main office at 2420 North Main Street and a branch office at 240 South Main Street, both in Madisonville, Kentucky. Community First Bank's lending activities consist primarily of the origination of loans secured by residential and commercial properties in its primary market area of Madisonville. Since we went public in 2003, we have nearly doubled our assets making us one of the fastest growing financial institutions in the Commonwealth of Kentucky during this period. At December 31, 2005, we had total assets of approximately $71.7 million, loans of $64.6 million (net of allowances), deposits of $54.2 million and stockholders equity of $2.7 million.

     We incurred a loss of approximately $439,500 for the fiscal year ended December 31, 2005 and $1.03 million for the year ended December 31, 2004. These losses are primarily attributable to the increase in overhead resulting from the opening of our new main office in March 2004 and expenses related our data processor conversion. Although our loss narrowed in the current year, we do not expect to achieve full profitability without substantial additional growth. Accordingly, the Company is seeking to raise additional equity capital. With additional capital, we believe that we can continue to grow the Bank to the size necessary to achieve profitability.

MANAGEMENT STRATEGY

     Founded in 1923 as the Madisonville Building & Loan Association, the Bank historically operated as a traditional thrift from its South Main Street location, offering long-term mortgages and small consumer loans to local residents. As the profitability of this business came under increasing pressure during the 1990s, the Bank suffered continuing losses, which severely eroded its capital base. In late 2001, the Board of Directors brought in Mr. William M. Tandy, who had extensive prior experience in bank turn-arounds, to take over management of the Bank. Under Mr. Tandy's leadership, the Bank has executed a multi-pronged strategy to re-invigorate its franchise and enable it to compete more effectively. The principal elements of this strategy have included:

     GROWING AND DIVERSIFYING THE LOAN PORTFOLIO. In order to increase the profitability of the Bank, management has sought to grow the loan portfolio and to diversify it into more profitable lines of business than the one-to-four-family lending which historically dominated the portfolio. With the capital from its 2003 conversion to stock form, the Bank has been able to significantly increase its commercial and commercial mortgage lending. As the result of its conversion to a new computer system in 2004, the Bank has also gained the capability of offering lines of credit and other forms of lending on which higher rates may be charged.

     DEVELOPMENT OF NON-INTEREST INCOME SOURCES. Like most thrift institutions, the Bank has traditionally relied on net interest income (i.e., the difference between the interest earned on its loan and securities portfolios and interest paid on its deposits and borrowings) to cover its operating expenses (salaries, occupancy, data processing, etc.). In order to diversify our income sources and create income streams that are less affected by changes in interest rates, we have sought to develop various additional types of non-interest income including fees for various loan and deposit services and commission income.

     MODERNIZATION OF FACILITIES. In 2004, the Bank relocated its main office to a modern building in a faster-growing part of Madisonville. The new main office has drive-up facilities and more convenient hours. We had previously extensively remodeled our South Main Street office to make it more convenient and appealing to customers. These more modern facilities have enabled us to attract new customers and better serve existing customers.

     IMPROVE MARKET AWARENESS. In 2002, the Bank adopted its current name to better reflect its community focus and the products it offers. The name change was accompanied by a marketing campaign to help establish the Bank's new identity and create greater market awareness of the Bank. The Bank has continued to be actively involved in the community and believes that these efforts have helped build further customer identification and loyalty.

     As a result of the foregoing strategies, we have successfully grown our assets and our net interest income and other income over the past several years. Despite our success in growing the Bank, however, we have incurred losses as our income growth has not been sufficient to offset the increased non-interest expenses resulting from our new main office. During 2004, we also experienced significant non-recurring charges related to the conversion of our data processor. In addition, we believe that our profitability has been negatively affected by the recent flattening of the yield curve, which began in June 2004 when the Federal Reserve Board initiated a series of interest rate increases. The Federal Reserve's actions have triggered an increase in short-term rates which has primarily affected the rates we pay on our deposits and borrowings while the long-term rates which determine the pricing of our loans have remained fairly constant.

     Management's strategy for achieving profitability continues to emphasize growth. Management believes that its success in growing the loan portfolio demonstrates that loan demand in its market area is sufficient to support further growth. The Company has previously borrowed funds from its directors and another financial institution in order to fund a capital contribution to the Bank, but has determined that more permanent capital was needed to fully achieve its growth objectives and is seeking to raise equity capital.

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

     Based on the procedures discussed above, management is of the opinion that the reserve of $387,800 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at December 31, 2005.

     DEFERRED INCOME TAXES. We have a deferred tax asset of $16,600. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At December 31, 2005, the valuation allowance is $566,860. The estimate of the realizable amount of this asset is a critical accounting policy.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2005 AND DECEMBER 31, 2004

     The Company's total assets as of December 31, 2005 were $71.7 million, an increase of $8.2 million or 12.9% from December 31, 2004's level of $63.5 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans which increased $8.0 million, or 20.1%. Net loans receivable increased by $12.6 million, or 24.3%, which reflected our continued marketing efforts. Commercial mortgage loans increased $4.4 million or 149.1% and increased to 11.3% of the portfolio from 5.6% at December 31, 2004. The Company's investment securities decreased by $535,000, or 23.2%, to $1.8 million at December 31, 2005 due to maturities of securities as the Bank used cash flows from the securities portfolio to pay down FHLB advances. Premises and equipment decreased $209,300, or 8.3%, primarily due to a full year's depreciation on the new main office. The Company's cash and cash equivalents as of December 31, 2005 were $2.0 million, a decrease of $3.8 million from December 31, 2004's level of $5.8 million. This decrease is due primarily to the maturity of $3.0 million in Federal Home Loan Bank certificates of deposit that served as pledged collateral for several new accounts with the Hopkins County Sheriff's Department. The Sheriff's Department accounts housed the collection of county property taxes.

     Liabilities increased by $8.7 million, or 14.4%, to $69.0 million due primarily to a $7.8 million, or 16.7%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances of $13.0 million remained at the December 31, 2004 level of $13.0 million. The Bank has used proceeds from the advances to help meet loan demand. Advances under the Company's line of credit from a correspondent bank increased to $850,000 at December 31, 2005 from $750,000 at December 31, 2004. In addition, the Company had $400,000 in loans from directors at December 31, 2005. These borrowings were used to fund a capital contribution to the Bank.

     Stockholders' equity decreased to $2.7 million at December 31, 2005 from $3.2 million at December 31, 2004. The decrease in stockholders' equity principally reflects $439,500 in losses during the period.

COMPARISON  OF RESULTS OF OPERATIONS  FOR THE YEARS ENDED  DECEMBER 31, 2005 AND
2004

     GENERAL. Net loss for the year ended December 31, 2005 was $439,500 ($(1.58) per diluted share) compared to a net loss of $(1,032,000) ($(3.71) per diluted share) for the year ended December 31, 2004. The improvement in loss for the 2005 period reflected increases in net interest income and non-interest income, a lower provision for loan losses, and a decrease in non-interest expense.

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

     For the year ended December 31, 2005, net interest income increased approximately $160,000, or 9.9%, compared to the prior year. The increase in net interest income during the 2005 period was attributable to a higher volume of loans. Interest income increased approximately $864,200, or 32.1%, for the year ended December 31, 2005, while interest expense increased approximately $704,400, or 65.3%. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. During the year ended December 31, 2005, net loans averaged $58.5 million as compared to $42.6 million during fiscal year 2004, an increase of $15.9 million or 37.3%. While the average yield on the loan portfolio declined during 2005, interest income increased by $864,000 due to higher outstanding loan balances.

     The increased income from loans helped offset an increase in interest expense of $704,400 or 65.3% for the year ended December 31, 2005. The increase in interest expense reflects both a higher volume of deposits and increases in short-term rates as the result of the Federal Reserve's eleven increases in the targeted Federal Funds rate since June 30, 2004. Interest expense has also increased due to the Bank's greater use of FHLB borrowings to fund loan growth, as well as the Company's use of a revolving line of credit with The Banker's Bank to provide additional capital for the Bank. Reflecting the recent increases in short-term interest rates, which have not been accompanied by increased long-term rates, the Bank's interest rate spread decreased to 2.65% for the year ended December 31, 2005 compared to 3.41% for the year ended December 31, 2004. Net interest margin decreased to 2.85% for the 2005 period compared to 3.48% for the 2004 period.

     During the year ended December 31, 2005, the Bank reported net interest income, before provision for loan losses, of $1.8 million. Interest income consisted of $3.5 million in interest and fees on loans, $80,700 in interest on investment securities, and $35,700 in dividends on FHLB stock, totaling $3.5 million, while interest expense, which consisted of $1.3 million in interest on deposits and $442,500 in interest on FHLB advances and other borrowings, totaled $1.8 million.

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

                                                                              YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------------------
                                                                    2005                                    2004
                                                    -------------------------------------     ---------------------------------
                                                                                 AVERAGE                                AVERAGE
                                                      AVERAGE                    YIELD/       AVERAGE                   YIELD/
                                                      BALANCE      INTEREST        COST       BALANCE      INTEREST       COST
                                                      -------      --------        ----       -------      --------       ----
                                                                               (DOLLARS IN THOUSANDS)
   Interest-earning assets:
    Loans receivable, net(1)..................       $58,486        $3,439         5.88%        $42,637      $2,575       6.04%
    Investment securities.....................         2,926            81         2.77           3,140          90       2.87
    Other investments.........................           702            36         5.13             564          27       4.79
                                                    --------        ------                      -------      ------
       Total interest-earning assets..........        62,114         3,509         5.72          46,341       2,692       5.81
   Non-interest-earning assets................         5,059                                      5,279
                                                    --------                                    -------
       Total assets...........................       $67,173                                    $51,620
                                                     =======                                    =======
   Interest-bearing liabilities:
    Deposits..................................       $46,858         1,341         2.86         $37,236         950       2.55
    Borrowings................................        12,197           446         3.66           7,717         129       1.67
                                                    --------        ------                      -------      ------
       Total interest-bearing liabilities.....        59,055         1,787         3.03          44,953       1,079       2.40
   Non-interest-bearing liabilities...........         5,188                                      2,963
                                                    --------                                    -------
       Total liabilities......................        64,243                                     47,916
   Total stockholders' equity.................         2,930                                      3,705
                                                    --------                                    -------
       Total liabilities and stockholders' equity    $67,173                                    $51,620
                                                     =======                                    =======
   Net interest income........................                      $1,769                                   $1,613
                                                                    ======                                   ======
   Interest rate spread.......................                                     2.65%                                  3.41%
                                                                                 ======                                 ======
   Net interest margin........................                                     2.85%                                  3.48%
                                                                                 ======                                 ======
   Ratio of average interest-earning assets to
      average interest-bearing liabilities....                                   105.18%                                103.09%
                                                                                 ======                                 ======

----------------
(1) Non-accrual loans are included in average balances, less allowance for loan losses and deferred fees.

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

                                                   YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------         --------------------------------
                                                       2005 VS. 2004                             2004 VS. 2003
                                            ----------------------------------         --------------------------------
                                             INCREASE (DECREASE)                       INCREASE (DECREASE)
                                             -------------------                       -------------------
                                                   DUE TO                                    DUE TO
                                            ----------------------------------         --------------------------------
                                            VOLUME         RATE          TOTAL         VOLUME        RATE         TOTAL
                                            ------         ----          -----         ------        ----         -----
                                                                          (IN THOUSANDS)
Interest income:
   Loans..................................  $  957        $ (140)       $  817         $  492        $  43        $ 535
   Investment securities..................      (6)           (3)           (9)            (9)         (17)         (26)
   Other investments......................       7             2             9             (1)           2            1
                                            ------        ------        ------         ------        -----        -----
      Total interest-earning assets.......     958          (141)          817            482           28          510
                                            ------        ------        ------         ------        -----        -----

Interest expense:
   Deposits...............................  $  245        $  146        $  391         $  146        $ (11)       $ 135
   Borrowings.............................      69           245           314             28           81          109
                                            ------        ------        ------         ------        -----        -----
      Total interest-bearing
        Liabilities.......................     314           391           705            174           70          244
                                            ------        ------        ------         ------        -----        -----
Change in net interest income.............  $  644        $ (532)       $  112         $  308        $ (42)       $ 266
                                            ======        ======        ======         ======        =====        =====

     PROVISION FOR LOAN LOSSES. The provision for loan losses for the year ended December 31, 2005 was $79,000, compared to $164,000 for the year ended December 31, 2004. Net charge-offs for the year ended December 31, 2005 were $10,000 (0.02% of average loans), compared to $24,000 (0.05% of average loans) during the year ended December 31, 2004. The ratio of the allowance for loan losses to total loans was 0.60% at December 31, 2005 compared to 0.61% at December 31, 2004. The allowance for loan losses is management's estimate of probable inherent credit losses in the loan portfolio at the balance sheet date. The Bank determines the allowance based on ongoing evaluations. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the statement of operations. Loans deemed to be uncollectible are charged against the allowance. Recoveries of loans previously charged off are credited to the allowance. The Bank increased the amount of the allowance allocated to various forms of consumer loans, and reduced the proportion allocated to residential first mortgages reflecting changes in the portfolio. Reserves are provided for consumer and residential loans based on average loss experience, applied to the outstanding balance in each category. Specific reserves are determined for loans classified as special mention, substandard or doubtful. Specific reserves are determined on a loan by loan basis. As the loan portfolio diversifies to include more commercial and multi-family real estate loans, future charge-off rates may differ from historical rates, necessitating revisions to the estimate.

     NONINTEREST INCOME. Noninterest income for the year ended December 31, 2005 was $346,000, compared to $216,000 for the year ended December 31, 2004, an increase of approximately $130,000, or 60.2%. The increase for the most recent period is due primarily to increases in deposit-related fees including non-sufficient funds fees and overdraft fees which management attributes to a larger deposit base and management's efforts to enhance this type of fee income.

     NONINTEREST EXPENSES. Noninterest expense for the year ended December 31, 2005 was $2.5 million compared to $2.6 million for the year ended December 31, 2004, a decrease of approximately $100,000, or 3.8%. The decrease in noninterest expense of $100,000 or 3.8% was due primarily to the absence of the data processor conversion related expenses incurred during 2004. During the year ended December 31, 2004, expenses related to the conversion of the data processor totaled $110,800 compared to no such expenses during 2005.

     Compensation and benefits expense decreased by $26,900 or 2.5% to $1.04 million for the year ended December 31, 2005 compared to $1.07 million for the year ended December 31, 2004. The FASB No. 91 accounting entry for the year ended December 31, 2005 resulted in a deferred salaries expense reduction of $87,100. No such entry was made during the year ended December 31, 2004 as the Company implemented this accounting standard in 2005. Additionally, employee education expense decreased by $30,700 or 81.2% to $7,100 as extensive employee training for the data processor conversion was not incurred during the year ended December 31, 2005 as it was during the year ended December 31, 2004. Further, retirement fund expense increased by $12,500 or 23.8% to $64,800 during the year ended December 31, 2005.

     Advertising expenses decreased $77,500 or 45.9% to $91,300 for the year ended December 31, 2005 compared to $168,800 for the year ended December 31, 2004. The reduction was due primarily to no longer having the need to market the new main office and the activities associated with its grand opening on March 5, 2004, as well as marketing efforts to explain our computer conversion and its effects to our customers.

     Office supplies and postage expenses decreased $54,800, or 31.2% to $120,900 for the year ended December 31, 2005 compared to $175,700 for the year ended December 31, 2004. The reduction was due primarily to not having the startup expenses associated with opening the new location experienced during the 2004 period.

     Computer and data processing expense increased by $17,300 or 7.9% to $235,400 for the year ended December 31, 2005 compared to $218,000 for the year ended December 31, 2004. The increase reflects additional technical assistance during the period, the receipt of certain introductory discounts during the prior year and bank growth.

     Professional fees increased $20,100, or 23.4% to $105,900 for the year ended December 31, 2005 compared to $85,800 for the year ended December 31, 2004. Monthly accruals are now being used for audit and accounting expenses to more evenly distribute these costs throughout the year, rather than expensing as incurred. The Company currently intends to deregister its Common Stock with the Securities and Exchange Commission at the end of June 2006, which it will be permitted to do under Office of Thrift Supervision ("OTS") regulations. It is expected that professional fees will decline as the result of deregistration.

     INCOME TAX EXPENSE. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Company determined in 2004 that it was appropriate to establish a valuation allowance of $418,500 for its net deferred tax assets. The balance of the valuation allowance at December 31, 2005 is $566,860. The increases in the valuation allowance for the year ended December 31, 2005 of $148,000 relates primarily to the net losses incurred in 2005.

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

         The Bank's primary method of managing interest rate risk is to emphasize the origination of ARM loans. The Bank's ARM loans provide that the interest rate will adjust every 1, 3, 5 or 7 years. The terms of these loans generally limit the amount of any single rate change to a maximum of 2 percentage points and also provide that the rate may not increase above a "ceiling" rate established at the time the loan is made, nor below a floor rate which is the initial rate on the loan. At December 31, 2005, approximately 80% of the Bank's mortgage loan portfolio had adjustable rates. It also purchases, investment securities with relatively short maturities, normally three years or less. At December 31, 2005, approximately 97% of the Bank's investment portfolio had a maturity of five years or less. The Bank monitors its deposit rates on a weekly basis to ensure that it remains competitive.

     QUANTITATIVE DISCLOSURE. The Bank measures its interest rate sensitivity using the OTS's measurement system. The OTS measures an institution's interest rate risk by computing the amount by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on an institution's NPV from instantaneous and permanent 1% to 3% (100 to 300 basis points) increases and decreases in market interest rates. Because of the current level of interest rates, the OTS does not calculate the effect of a decline in interest rates greater than 200 basis points. The following table presents the interest rate sensitivity of the Bank's NPV at December 31, 2005, as calculated by the OTS, which is based upon quarterly information that the Bank voluntarily provided to the OTS.

                                                                                      NPV AS % OF PRESENT VALUE
                                          NET PORTFOLIO VALUE                                  OF ASSETS
                           -----------------------------------------------          -------------------------------
       CHANGE                                                                                           BASIS POINT
      IN RATES              $ AMOUNT          $ CHANGE           % CHANGE           NPV RATIO             CHANGE
      --------              --------          --------           --------           ---------           -----------
                                       (DOLLARS IN THOUSANDS)
    + 300 bp                $1,845            $(3,391)              (65)%             2.70%             -  450 bp
    + 200 bp                 3,136             (2,101)              (40)%             4.48%             -  271 bp
    + 100 bp                 4,287               (949)              (18)%             6.00%             -  120 bp
        0 bp                 5,237                 --                --               7.20%                --
    - 100 bp                 5,940               (704)               13%              8.04%             +   85 bp
    - 200 bp                 6,388              1,151                22%              8.55%             +  135 bp

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently has no operating business other than that of the Bank and does not have material funding needs other than servicing its outstanding debt. In the future, the Company may require funds for dividends and tax payments for which it will rely on dividends and other distributions from the Bank. The Bank is subject to various regulatory restrictions on the payment of dividends.

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

     A major portion of our liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon our operating, investing, lending and financing activities during any given period. At December 31, 2005, cash and cash equivalents totaled $2.0 million.

     The Bank's primary investing activities include origination of loans and purchases of investment and mortgage-backed securities. During the years ended December 31, 2005 and 2004, purchases of investment and mortgage-backed securities totaled zero and $250,000, respectively, while loan originations totaled $27.0 million and $28.3 million, respectively. These investments were funded in part by proceeds from repayments of loans, maturities and calls of investment and mortgage-backed securities and an increase in deposits for the years ended December 31, 2005 and 2004.

     At December 31, 2005, we had $765,900 in outstanding commitments to originate loans. We anticipate that the Bank will have sufficient funds available to meet its current loan origination commitments. Time certificates which are scheduled to mature in one year or less totaled $24.1 million at December 31, 2005. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that it will do so. In the event the Bank is unable to retain these deposits, it may seek replacement funding through the FHLB of Cincinnati or other sources.

     The Bank relies primarily on local deposits for its funding needs. In order to finance loan growth, the Bank may also borrow from the FHLB of Cincinnati. At December 31, 2005, the Bank had $3.0 million in unused borrowing capacity at the FHLB of Cincinnati.

     The Bank is subject to minimum capital requirements under OTS regulations. Under these regulations, the Bank must maintain a Tier 1 or Core Capital ratio of 5.0%, a Tier 1 Risk-Based Ratio of 6.0% and a total risk-based ratio of 10.0% to be "well capitalized." At December 31, 2005, the Bank's Tier 1/Core Capital ratio was 5.47%, its Tier 1 risk-based capital ratio was 9.30% and its total risk-based capital ratio was 10.22%. Although these ratios exceeded regulatory requirements to be well capitalized, the Bank did not have sufficient capital to grow, particularly if it continued to experience losses.

     The Company has previously borrowed $1.25 million on a line of credit from The Banker's Bank to provide additional liquidity at the holding company level and for capital contributions for the Bank. The line of credit provides for an interest rate at the prime rate plus 0.25% and is secured by the Company's stock in the Bank. In December 2005 the line of credit's principal balance was reduced by $400,000 by using the proceeds from an unsecured loan from four members of the Company's Board of Directors. The four directors loaned these funds for the sole purpose of paying down the outstanding line of credit with The Banker's Bank. This loan pays the four Directors a fixed interest rate of 7.50%.

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 14.

ITEM  8.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On November 14, 2005, the Registrant's independent auditors, BKD, LLP ("BKD"), informed the Registrant of its decision to resign as the Registrant's independent auditors effective with the conclusion of its procedures related to the Form 10-QSB for the quarter ended September 30, 2005. The decision to change accountants was not recommended by the audit committee of the Registrant's Board of Directors. BKD's reports on the Registrant's consolidated financial statements for the two fiscal years ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with their audits of the two fiscal years ended December 31, 2004 and any subsequent interim period preceding the date hereof, there were no disagreements between the Registrant and BKD on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of BKD, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports.

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

     In connection with their audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm, King + Company, PSC, identified a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting. Specifically, King + Company PSC noted a failure to timely perform various account reconciliations. Management believes that this weakness is primarily attributable to human resource limitations within our accounting and financial reporting function and has instituted a schedule for accomplishing this task.

ITEM 8B. OTHER INFORMATION
--------------------------

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

     The  information  contained  under the sections  captioned  "Section  16(a)
Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

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

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                   (a)                  (b)                     (c)
                                                                                          NUMBER OF SECURITIES
                                          NUMBER OF SECURITIES      WEIGHTED-AVERAGE     REMAINING AVAILABLE FOR
                                            TO BE ISSUED UPON      EXERCISE PRICE OF      FUTURE ISSUANCE UNDER
                                               EXERCISE OF            OUTSTANDING       EQUITY COMPENSATION PLANS
                                          OUTSTANDING OPTIONS,     OPTIONS, WARRANTS      (EXCLUDING SECURITIES
                                           WARRANTS AND RIGHTS         AND RIGHTS        REFLECTED IN COLUMN (a))
                                           -------------------         ----------        ------------------------
    Equity compensation plans
      approved by security holders:
        2004 Stock Option Plan . . . . .             --               $     --                     27,772
        2005 Restricted Stock Plan . . .          5,197                     --                      3,134
    Equity compensation plans
      not approved by security
      holders  . . . . . . . . . . . . .             --                     --                         --
                                                  -----               --------                     ------

         TOTAL                                    5,197               $     --                     30,906
                                                  =====               ========                     ======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13. EXHIBITS
-----------------

     The following exhibits are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference:

         NO.      DESCRIPTION
         ---      -----------
         3.1      Articles of Incorporation*
         3.2      Bylaws*
         4        Form of Common Stock Certificate*
         10.1     Employment Agreement between Community First Bank and William M. Tandy + **
         10.2     2004 Stock Option Plan  + ***
         10.3     Community First Bank 2005 Restricted Stock Plan  + ****
         16.1     Letter on Change in Certifying Accountant*****
         21       Subsidiaries of the Registrant
         23.1     Consent of King + Company, PSC
         23.2     Consent of BKD, LLP


         31.1     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
         31.2     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
         32       Section 1350 Certification

----------------------
+ Management contract or compensatory plan or arrangement required to be filed as an exhibit.
* Incorporated by reference from the Registrant's Registration Statement on Form SB-2 (File No. 333-104226) originally filed with the Securities and Exchange Commission on April 1, 2003.
** Incorporated by reference from Registrant's Pre-Effective Amendment No. 1 to Registration Statement on Form SB-2 (File No. 333-104226) filed with the Securities and Exchange Commission on May 5, 2003.
*** Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 333-116450) filed with the Securities and Exchange Commission on June 14, 2004.
**** Incorporated by reference from Registrant's  Registration Statement on Form
     S-8 (File No. 333-125769) filed with the Securities and Exchange Commission on June 13, 2005.
***** Incorporated by reference from the Registrant's  Form 8-K/A filed December
      9, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     The information set forth under the caption "Independent Auditors" in the Proxy Statement is incorporated herein by reference.

                          COMMUNITY FIRST BANCORP, INC.

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                         PAGE
Reports of Independent Registered Public Accounting Firm.................F-1
Consolidated Financial Statements
      Balance Sheets.....................................................F-3
      Statements of Operations...........................................F-4
      Statements of Stockholders' Equity.................................F-5
      Statements of Cash Flows...........................................F-6
      Notes to Financial Statements......................................F-7

                        REPORT OF INDEPENDENT REGISTERED
                        --------------------------------
                             PUBLIC ACCOUNTING FIRM
                             ----------------------



Audit Committee, Board of Directors and Stockholders
Community First Bancorp, Inc.
Madisonville, Kentucky


We have audited the accompanying consolidated balance sheet of the Community First Bancorp, Inc. as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Community First Bancorp, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                   King + Company, PSC


                                                   /s/ King + Company, PSC

Louisville, Kentucky
February 23, 2006

             Report of Independent Registered Public Accounting Firm


Audit Committee, Board of Directors
   and Stockholders
Community First Bancorp, Inc.
Madisonville, Kentucky


We have audited the accompanying consolidated balance sheet of Community First Bancorp, Inc. (Company) as of December 31, 2004, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                                                /s/ BKD, LLP



Louisville, Kentucky
February 25, 2005

                          COMMUNITY FIRST BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                               2005            2004
                                                                           ----------------------------
ASSETS
        Cash and due from banks                                            $    785,814    $    614,155
        Interest-bearing demand deposits                                      1,223,134       2,179,041
        Interest-bearing time deposits                                               --       3,000,000
                                                                           ------------    ------------

               Cash and cash equivalents                                      2,008,948       5,793,196

        Held-to-maturity securities                                              65,522          88,965
        Available-for-sale securities                                         1,703,147       2,215,285

        Loans receivable, net of the allowance for loan loss of $387,822
          and $319,937, for December 31, 2005 and 2004, respectively         64,578,288      51,931,555
        Premises and equipment, net                                           2,286,004       2,495,324
        Federal Home Loan Bank (FHLB) stock                                     721,900         687,000
        Interest receivable                                                     288,501         227,066
        Deferred income taxes                                                    16,587          14,521
        Other assets                                                             59,817          50,467
                                                                           ------------    ------------

               Total assets                                                $ 71,728,714    $ 63,503,379
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES
        Deposits                                                           $ 54,476,673    $ 46,466,036
        FHLB advances                                                        13,000,000      13,000,000
        Advances under line of credit                                           850,000         750,000
        Loans from directors                                                    400,000              --
        Interest payable                                                        158,391          56,231
        Other liabilities                                                       123,649          67,617
                                                                           ------------    ------------

               Total liabilities                                             69,008,713      60,339,884
                                                                           ------------    ------------

    STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value, authorized 1,000,000 shares                 --              --
        Common stock, $.01 par value; authorized 5,000,000 shares
          authorized; 277,725 shares, issued and outstanding                      2,777           2,777
        Additional paid-in capital                                            2,457,428       2,457,428
        Retained earnings - substantially restricted                            291,993         731,477
        Accumulated other comprehensive loss                                    (32,197)        (28,187)
                                                                           ------------    ------------

               Total stockholders' equity                                     2,720,001       3,163,495
                                                                           ------------    ------------

               Total liabilities and stockholders' equity                  $ 71,728,714    $ 63,503,379
                                                                           ============    ============

See Notes to Consolidated Financial Statements

                          COMMUNITY FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                     2005                2004
                                                                                 --------------------------------
    INTEREST AND DIVIDEND INCOME
        Loans                                                                    $  3,439,471        $  2,574,729
        Investment securities and deposits                                             80,730              89,988
        Dividends on FHLB stock                                                        35,718              26,931
                                                                                  -----------         -----------

               Total interest and dividend income                                   3,555,919           2,691,648
                                                                                  -----------         -----------

    INTEREST EXPENSE
        Deposits                                                                    1,340,870             950,342
        FHLB advances                                                                 387,922             126,856
        Other borrowings                                                               54,581               1,751
                                                                                  -----------         -----------

               Total interest expense                                               1,783,373           1,078,949
                                                                                  -----------         -----------

    NET INTEREST INCOME                                                             1,772,546           1,612,699

    PROVISION FOR LOAN LOSSES                                                          78,500             163,500
                                                                                  -----------         -----------

    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             1,694,046           1,449,199
                                                                                  -----------         -----------

    NONINTEREST INCOME
        Service charges and fees                                                      326,462             215,602
        Loss on sale of fixed assets                                                       --             (12,702)
        Loss on sale of other real estate                                              (2,000)               (449)
        Foreclosed real estate expense, net                                            (4,356)             (4,739)
        Insurance commissions and premiums                                              5,189               3,484
        Other income                                                                   20,850              14,601
                                                                                  -----------         -----------

               Total noninterest income                                               346,145             215,797
                                                                                  -----------         -----------

    NONINTEREST EXPENSE
        Compensation and benefits                                                   1,043,406           1,070,113
        Directors fees                                                                 43,200              43,200
        Occupancy expense                                                             335,013             316,300
        Insurance premiums                                                             31,352              38,975
        Data processing                                                               235,385             218,077
        Advertising                                                                    91,332             168,813
        Office supplies, telephone and postage                                        120,885             175,702
        Payroll and other taxes                                                       148,459             111,875
        Professional fees                                                             105,864              85,791
        Data processor conversion expenses                                                 --             102,595
        Other operating expenses                                                      324,779             249,543
                                                                                  -----------         -----------

               Total noninterest expense                                            2,479,675           2,580,984
                                                                                  -----------         -----------

    LOSS BEFORE INCOME TAX                                                           (439,484)           (915,988)

    PROVISION (CREDIT) FOR INCOME TAXES                                                     --            115,580
                                                                                  ------------         ----------

    NET LOSS                                                                     $   (439,484)       $ (1,031,568)
                                                                                  ===========         ===========

    BASIC LOSS PER SHARE                                                         $      (1.58)       $     (3.71)

    DILUTED LOSS PER SHARE                                                       $      (1.58)       $     (3.71)


See Notes to Consolidated Financial Statements
                                                                             F-4

                          COMMUNITY FIRST BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                          ACCUMULATED
                                                COMMON STOCK     ADDITIONAL                 OTHER
                                             ----------------     PAID-IN       RETAINED  COMPREHENSIVE  COMPREHENSIVE
                                             SHARES    AMOUNT     CAPITAL      EARNINGS   INCOME (LOSS)  INCOME (LOSS)     TOTAL
                                             -----------------------------------------------------------------------------------

BALANCE, JANUARY 1, 2004                     277,725  $ 2,777   $2,466,428     $ 1,763,045   $ (23,483)                $4,208,767

  Comprehensive income (loss)
      Net loss                                    --       --           --      (1,031,568)         --   $(1,031,568)  (1,031,568)
      Change in unrealized depreciation
        on available-for-sale securities,
        net of taxes                              --       --           --              --      (4,704)       (4,704)      (4,704)
                                                                                                          ----------

          Total comprehensive loss                                                                        (1,036,272)

Cost related to issuance of stock                 --       --       (9,000)             --         --                      (9,000)
                                            --------   ------    ---------     -----------   --------                  ----------

BALANCE, DECEMBER 31, 2004                   277,725    2,777    2,457,428         731,477    (28,187)                  3,163,495

  Comprehensive income (loss)
      Net loss                                    --       --           --        (439,484)                 (439,484)    (439,484)
      Change in unrealized depreciation
        on available-for-sale securities,
        net of taxes                              --       --           --              --     (4,010)        (4,010)      (4,010)
                                                                                                          -----------

          Total comprehensive loss                                                                       $  (443,494)
                                                                                                          ==========

                                             -------   ------    ---------      ----------    -------                   ---------
BALANCE, DECEMBER 31, 2005                   277,725  $ 2,777   $2,457,428     $   291,993   $(32,197)                 $2,720,001
                                             =======   ======    =========      ==========    =======                   =========

See Notes to Consolidated Financial Statements                             F-5

                          COMMUNITY FIRST BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                   2005                2004
                                                                            ----------------------------------------
    OPERATING ACTIVITIES
        Net loss                                                               $     (439,484)     $  (1,031,568)
        Items not requiring (providing) cash
           Provision for loan losses                                                   78,500            163,500
           Depreciation, amortization and accretion                                   216,032            191,776
           Deferred compensation for restricted stock plan                              7,470                 --
           Loss on disposal of equipment                                                   --             12,702
           Loss on sale of other real estate owned                                      2,000                449
           Deferred income taxes                                                           --            115,580
           FHLB stock dividends                                                       (34,900)           (27,400)
        Changes in
           Interest receivable                                                        (61,435)           (67,916)
           Other assets                                                               (34,350)             2,436
           Interest payable and other liabilities                                     383,901            (37,323)
                                                                                -------------       ------------

               Net cash provided by (used in) operating activities                    117,734           (677,764)
                                                                                -------------       ------------

    INVESTING ACTIVITIES
        Net change in loans                                                       (12,725,233)       (17,028,913)
        Purchases of available-for-sale securities                                         --           (252,570)
        Proceeds from maturities of available-for-sale securities                     500,000                 --
        Proceeds from maturities of held-to-maturity securities                        23,443          1,335,102
        Purchase of premises and equipment                                               (650)          (741,378)
        Proceeds from sale of foreclosed assets                                        23,000             14,147
                                                                                -------------       ------------

               Net cash used in investing activities                              (12,179,440)       (16,673,612)
                                                                                --------------      ------------

    FINANCING ACTIVITIES
        Net increase in deposits                                                    7,777,458         13,294,510
        Repayment of FHLB advances                                                (15,000,000)        (4,500,000)
        Proceeds from FHLB advances                                                15,000,000         12,500,000
        Proceeds from line of credit and notes payable                                900,000            750,000
        Repayment of line of credit and notes payable                                (400,000)                --
        Costs of issuance of stock                                                         --             (9,000)
                                                                                -------------       ------------

               Net cash provided by financing activities                            8,277,458         22,035,510
                                                                                -------------       ------------

    INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                               (3,784,248)         4,684,134

    CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    5,793,196          1,109,062
                                                                                -------------       ------------

    CASH AND CASH EQUIVALENTS, END OF YEAR                                     $    2,008,948      $   5,793,196
                                                                                =============       ============

    SUPPLEMENTAL CASH FLOWS INFORMATION

        Interest paid                                                          $    1,672,758      $   1,034,411
        Loans transferred to foreclosed real estate                            $       29,879      $      42,596
        Loans to facilitate sale of foreclosed real estate                     $       30,000      $      28,000

See Notes to Consolidated Financial Statements                               F-6

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

          Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment measurements.


     PREMISES AND EQUIPMENT

          Depreciable assets are stated at cost, less accumulated depreciation. Depreciation is charged to expense primarily using the straight-line method over the estimated useful lives of the related assets as follows:

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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                                                              YEAR ENDED DECEMBER 31,
                                                               2005            2004
                                                          ----------------------------
Net loss, as reported                                     $  (439,484)   $  (1,031,568)
Less total stock-based employee compensation cost
   determined under the fair value based method, net
   of income taxes                                                  0            7,558
                                                          -----------    -------------

Pro forma net loss                                        $  (439,484)   $  (1,039,126)

Loss per share:
    Basic - as reported                                   $     (1.58)   $       (3.71)
                                                          ===========    =============
    Basic - pro forma                                     $     (1.58)   $       (3.74)
                                                          ===========    =============
    Diluted - as reported                                 $     (1.58)   $       (3.71)
                                                          ===========    =============
    Diluted - pro forma                                   $     (1.58)   $       (3.74)
                                                          ===========    =============

     ADVERTISING COSTS

          Advertising costs are expensed as incurred.

     EARNINGS PER SHARE

          Earnings per share have been computed based upon the weighted-average common shares outstanding during 2005 and 2004. Since there are no dilutive securities, basic and diluted earnings per share is the same.


     RECLASSIFICATIONS

          Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation. These reclassifications had no effect on net income.


NOTE 2:  CONVERSION TO STOCK OWNERSHIP

          On June 26, 2003, the Bank consummated its conversion from a federally charted mutual savings bank to a federally chartered stock savings bank pursuant to the Bank's plan of conversion. Concurrent with the formation of the Company, the Company acquired 100% of the stock of the Bank and issued 277,725 shares of the Company's common stock, with $.01 par value, at $10.00 per share. Net proceeds of the Company's stock issuance, after costs of approximately $308,000, were approximately $2,469,000. Additional costs of approximately $9,000 were incurred during 2004.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


NOTE 3:  INVESTMENT SECURITIES

     The amortized cost and approximate fair values of securities are as follows:

                                                                   GROSS             GROSS
                                              AMORTIZED          UNREALIZED        UNREALIZED        APPROXIMATE
                                                 COST              GAINS             LOSSES          FAIR VALUE
                                            -------------------------------------------------------------------------
           AVAILABLE-FOR-SALE SECURITIES
               December 31, 2005
                  U. S. Government
                     agencies                 $     1,751,931   $           0     $        48,784   $   1,703,147
                                               ==============    ============      ==============    ============

               December 31, 2004
                  U. S. Government
                     agencies                 $     2,257,993   $           0     $        42,708   $   2,215,285
                                               ==============    ============      ==============    ============

           HELD-TO-MATURITY SECURITIES
               December 31, 2005
                  Mortgage-backed
                     securities               $      65,522     $       3,901     $           166   $      69,257
                                               ============      ============      ==============    ============

               December 31, 2004
                  Mortgage-backed
                     securities               $      88,965     $       6,060     $             0   $      95,025
                                               ============      ============      ==============    ============

     The amortized cost and fair value of debt securities, including mortgage-backed securities at December 31, 2005, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         AVAILABLE-FOR-SALE                 HELD-TO-MATURITY
                                                 ---------------------------------------------------------------------
                                                      AMORTIZED           FAIR          AMORTIZED          FAIR
                                                        COST             VALUE            COST            VALUE
                                                 ---------------------------------------------------------------------
                   Within one year                 $   1,000,000      $    981,720                --              --
                   One to five years                     751,931           721,427                --              --
                   Five to 10 years                           --                --                --              --
                   Mortgage-backed securities                 --                --     $      65,522    $     69,257
                                                    ------------        ----------       -----------      ----------

                                                   $   1,751,931      $  1,703,147     $      65,522    $     69,257
                                                    ============       ===========      ============     ===========

     Investment securities with a carrying value of approximately $191,000 and $2,035,000 at December 31, 2005 and 2004, respectively, were pledged as collateral for certain customer deposits.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

     Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2005 and 2004, was $1,703,147 and $2,215,285, which is approximately 96% and 95% of the Bank's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

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

     The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 and 2004:

                                      LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                  ------------------------------------------------------------------------------------
           DESCRIPTION OF             FAIR       UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
             SECURITIES               VALUE        LOSSES         VALUE        LOSSES         VALUE        LOSSES
        --------------------------------------------------------------------------------------------------------------
         DECEMBER 31, 2005
         Mortgage-backed
           securities               $  19,664    $      166     $       --    $      --   $     19,664   $      166
         U. S. Government agencies         --            --      1,703,147       48,784      1,703,147       48,784
                                     --------      --------      ---------    ---------      ---------    ---------

             Total temporarily
                impaired
                securities          $  19,664    $      166     $1,703,147   $   48,784     $1,722,811   $   48,950
                                     ========     =========      =========    =========      =========    =========

                                      LESS THAN 12 MONTHS          12 MONTHS OR MORE                 TOTAL
                                  ------------------------------------------------------------------------------------
           DESCRIPTION OF             FAIR       UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
             SECURITIES               VALUE        LOSSES         VALUE        LOSSES         VALUE        LOSSES
        --------------------------------------------------------------------------------------------------------------
         DECEMBER 31, 2004
         U. S. Government
           agencies                $2,215,285    $   42,708     $       --   $       --     $2,215,285   $   42,708
                                    ---------     ---------      ---------    ---------      ---------    ---------

             Total temporarily
                impaired
                securities         $2,215,285    $   42,708     $        0   $        0     $2,215,285   $   42,708
                                    =========     =========      =========    =========      =========    =========

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 4:  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

        Loans at December 31 are summarized as follows:

                                                                                   2005                2004
                                                                               ----------------------------------
           Real estate mortgage loans
               One-to-four family residential - first                         $     47,739,224   $     39,757,639
               One-to-four family residential - second                               1,755,309          1,208,539
               Multi-family                                                            791,323          1,075,088
               Commercial                                                            7,355,604          2,952,877
               Construction                                                          2,304,825          1,899,906
           Other loans
               Consumer installment                                                    194,396            252,549
               Commercial                                                              819,447          2,369,656
               Automobile                                                            2,897,924          1,904,563
               Passbook                                                                397,879            330,085
               Overdrafts                                                               51,792             12,104
               Other                                                                   658,387            488,486
                                                                               ---------------    ---------------
                                                                                    64,966,110         52,251,492
           Less
               Allowance for loan losses                                               387,822            319,937
                                                                               ---------------    ---------------

                  Net loans                                                   $     64,578,288   $     51,931,555
                                                                               ===============    ===============

        Activity in the allowance for loan losses was as follows:

                                                                                   2005                2004
                                                                            ----------------------------------------
           Balance, beginning of year                                         $        319,937   $        180,955
               Provision charged to expense                                             78,500            163,500
               Losses charged off                                                      (16,192)           (25,434)
               Recoveries                                                                5,577                916
                                                                               ---------------    ---------------

           Balance, end of year                                               $        387,822   $        319,937
                                                                               ===============    ===============

     At December 31, 2005 and 2004, the total recorded investment in loans on nonaccrual amounted to approximately $262,716 and $130,968, respectively, and the total recorded investment in loans past due 90 days or more and still accruing interest amounted to approximately $43,900 and $165,700, respectively. At December 31, 2005 and 2004, there were no loans, which were specifically classed as impaired loans.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

                                                                                   2005                2004
                                                                              ---------------------------------
           Balance, beginning of year                                         $        429,651   $      544,102
               Loan proceeds                                                           239,382          105,853
               Payments                                                                (44,224)        (220,304)
                                                                                --------------    -------------

           Balance, end of year                                               $        624,809   $      429,651
                                                                               ===============    =============

           Letters of Credit                                                  $          7,000   $            0
                                                                               ===============    =============


NOTE 5:  PREMISES AND EQUIPMENT

     Major classifications of premises and equipment stated at cost, are as follows:

                                                                                   2005                2004
                                                                              -----------------------------------
           Land                                                               $        261,649   $        261,649
           Buildings and improvements                                                1,769,087          1,769,087
           Furniture, fixtures and equipment                                           968,488            971,307
                                                                               ---------------    ---------------
                                                                                     2,999,224          3,002,043
           Less accumulated depreciation                                               713,220            506,719
                                                                               ---------------    ---------------

           Net premises and equipment                                         $      2,286,004   $      2,495,324
                                                                               ===============    ===============

     Depreciation expense for the year ended December 31, 2005 and 2004 totaled $209,970 and $183,816, respectively.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 6:  DEPOSITS

     Deposits at December 31 are summarized as follows:

                                                     2005                               2004
                                         ----------------------------------------------------------------
                                            AMOUNT          PERCENTAGE         AMOUNT          PERCENTAGE
                                         ----------------------------------------------------------------
           Non-interest bearing
              demand                     $     6,143,507          11%       $     4,047,403           9%
           NOW accounts                        2,642,483           5              2,183,898           5
           Money market accounts               2,099,769           4              3,467,230           7
           Passbook savings                    3,789,177           7              4,091,194           9
           Time deposits                      39,801,737          73             32,676,311          70
                                          --------------   ---------         --------------   ---------

                                         $    54,476,673         100%       $    46,466,036         100%
                                          ==============   =========         ==============   =========

     Time deposit accounts in denominations of $100,000 or more were $9,048,175 and $9,646,446, at December 31, 2005 and 2004, respectively.

     At December 31, 2005, the scheduled maturities of time deposit were as follows:

           2006                                       $     24,239,440
           2007                                             10,085,443
           2008                                              3,900,097
           2009                                                289,130
           2010                                              1,287,627
                                                       ---------------

                                                      $     39,801,737
                                                       ===============

     Interest expense on deposits for the years ended December 31, are summarized as follows:

                                                                                   2005                2004
                                                                              -----------------------------------
           Certificates of deposit                                            $      1,305,311   $        922,649
           Money market accounts                                                        13,626             11,343
           NOW accounts                                                                  6,932              5,517
           Passbook savings                                                             15,001             10,903
                                                                               ---------------    ---------------
                                                                                     1,340,870            950,412
           Less interest retained for early withdrawal                                      --                 70
                                                                               ---------------    ---------------

                                                                              $      1,340,870   $        950,342
                                                                               ===============    ===============

     In the ordinary course of business, the Bank has continued to have transactions, including deposits, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates prevailing at the time, of comparable transactions with other persons. Deposits from officers and directors totaled $363,622 and $490,335, on December 31, 2005 and 2004, respectively.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

          The aggregate amount of overdrawn deposit accounts reclassified as loans as of December 31, 2005 and 2004 totaled $35,100 and $31,858, respectively.


NOTE 7:  FEDERAL HOME LOAN BANK ADVANCES AND OTHER SHORT-TERM BORROWINGS

          Short-term debt consisted of short-term fixed rate advances from FHLB totaling $13,000,000 at December 31, 2005 and 2004. The advances at December 31, 2005 and 2004, have a 4.33% and a 2.42% variable interest rate respectively. Advances from FHLB are collateralized with the Bank's mortgage portfolio to 135% of the balance of the note (blanket mortgage collateral) in the amount of $17,550,000 and is further collateralized by the Bank's stock in the FHLB. At December 31, 2005 the Bank had an additional borrowing capacity with the Federal Home Loan Bank of approximately $18 million.


     LINE OF CREDIT

          The Company has a $1,250,000 revolving line of credit, which expires on March 31, 2006. At December 31, 2005, $850,000 was advanced against this line. The line of credit is restricted by various financial and non-financial covenants, one of which limits the Company's total non-FHLB borrowing capacity to $1,250,000. The Company's current draws of $850,000 coupled with its notes payable to directors of $400,000 equals its total borrowing capacity under such covenant and prevents further draws on this line without written consent by the Banker's Bank. The line is collateralized by all of the Company's stock in the Bank. Interest varies monthly and is based on the prime rate plus .25%, which was 7.50% on December 31, 2005. Interest is payable monthly and principal is due at maturity.


     RELATED PARTY NOTES PAYABLE

          The Company has four unsecured notes payable to directors of the Bank totaling $400,000. These loans are set to mature on March 31, 2006. The notes bear a fixed rate of interest of 7.50%. Interest is payable monthly and principal is due at maturity.

          As of December 31, 2005, the Company maintained cash reserves of $45,603 for payment of interest on its Bankers Bank line of credit and its notes payable to directors.



NOTE 8:  EMPLOYEE BENEFITS


     DEFINED BENEFIT PLAN

          The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. The plan required contributions in the amount of approximately $64,800 and $59,700 for the years ended December 31, 2005 and 2004, respectively. The plan provides pension benefits for substantially all of the Bank's employees.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

     DEFINED CONTRIBUTION PLAN

          The Bank began a retirement savings 401(k) plan covering substantially all employees on January 1, 2004. Employees may contribute up to 20% of their compensation with the Bank matching a certain percentage of the employee's compensation using a formula to be determined each year. The Bank made no matching contribution to the plan in 2005 or 2004.


     RESTRICTED STOCK PLAN

          The Company has a Restricted Stock Plan, covering 8,331 shares of common stock, the purpose of which is to reward and to retain personnel of experience and ability in key positions of responsibility with the Bank and any subsidiaries with an increased equity interest in the Company as compensation for their prior and anticipated future professional contributions and service. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of until the shares are earned and non-forfeitable. The shares awarded under the Restricted Stock Plan shall be earned and non-forfeitable at the rate of one-fifth per year over five years from the grant date. During May 2005 the Company granted 5,197 shares with a restriction period of five years at a market price of $11.50. Deferred compensation expense recorded for the year ended December 31, 2005 relating to these shares of restricted stock was approximately $7,500.


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

          On December 8, 2005 the optionees agreed to the cancellation of all the outstanding stock options, which totaled 16,442 as of that date.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                                                                     2005
                                                        ----------------------------
                                                                         WEIGHTED-
                                                                         AVERAGE
                                                          SHARES      EXERCISE PRICE
                                                        ----------------------------
           Outstanding, beginning of year                16,442          $16.00
               Granted                                       --              --
               Exercised                                     --              --
               Forfeited                                     --              --
               Cancelled                                (16,442)          16.00
               Expired
                                                       --------          ------

           Outstanding, end of year                           0          $ 0.00
                                                       ========           =====

           Options exercisable, end of year                   0
                                                       ========
                                                                     2004
                                                        ----------------------------
                                                                         WEIGHTED-
                                                                         AVERAGE
                                                          SHARES      EXERCISE PRICE
                                                        ----------------------------

           Outstanding, beginning of year                    --              --
               Granted                                   16,442          $16.00
               Exercised                                     --              --
               Forfeited                                     --              --
               Expired                                       --              --
                                                        -------          ------

           Outstanding, end of year                      16,442          $16.00
                                                       ========           =====

           Options exercisable, end of year                   0
                                                       ========

          The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model. Weighted-average assumptions, for the periods indicated, are presented in the following table.

                                                                   2004
                                                                ------------

Dividend yields                                                       0.00%
Volatility factors of expected market price of common stock          37.07%
Risk-free interest rates                                              2.18%
Expected life of options                                            5 years

Weighted-average fair value of options granted during the year     $  5.97

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


     The following table summarizes information about stock options under the plan outstanding at December 31, 2005 and 2004:

                                                            OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                                --------------------------------------------------------------------------
                                                    WEIGHTED-AVERAGE      WEIGHTED-                          WEIGHTED-
                        EXERCISE      NUMBER           REMAINING       AVERAGE EXERCISE         NUMBER    AVERAGE EXERCISE
                         PRICE     OUTSTANDING      CONTRACTUAL LIFE        PRICE            EXERCISABLE      PRICE
--------------------------------------------------------------------------------------------------------------------------

  December 31, 2005     $ 0.00           0               0 years          $ 0.00                0             $0.00

  December 31, 2004     $16.00      16,442             4.5 years          $16.00                0             $0.00


NOTE 9:  INCOME TAXES

     The provision (credit) for income taxes includes these components:

                                                       2005          2004
                                                   -------------------------

Taxes currently payable                            $     --        $     --
Deferred income taxes                                    --         115,580
                                                   --------        --------

       Income tax expense (credit)                 $     --        $115,580
                                                   ========        ========

     A reconciliation of income tax expense/(benefit) at the statutory rate to the Bank's actual income tax expense is shown below:

                                                               2005          2004
                                                           -------------------------

Computed at the statutory rate (34%)                        $(149,425)   $(311,436)
Increase (decrease) resulting from
    Changes in the deferred tax asset valuation allowance     148,013      418,547
    Other                                                       1,412        8,469
                                                            ---------    ---------

       Actual tax expense (credit)                          $       0    $ 115,580
                                                            =========    =========

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                           2005       2004
                                                       ----------------------

Deferred tax assets
    Allowance for loan losses                          $ 131,859    $ 108,779
    Net operating loss carryovers                        683,842      523,408
    Unrealized loss on available-for-sale securities      16,587       14,521
    Capital loss carryover                                 5,100        5,100
    Charitable contributions carryover                     9,950       11,292
    Deferred compensation                                  2,540           --
    Other                                                    850           --
                                                       ---------    ---------

                                                         850,728      663,100
                                                       ---------    ---------

Deferred tax liabilities
    Depreciation                                          85,313       59,892
    FHLB stock                                           181,968      170,102
    Other                                                     --           38
                                                       ---------    ---------

                                                         267,281      230,032
                                                       ---------    ---------

       Net deferred tax asset before
          valuation allowance                            583,447      433,068
                                                       ---------    ---------

Valuation allowance
    Beginning balance                                   (418,847)          --
    Increase during the period                          (148,013)    (418,547)
                                                       ---------    ---------

    Ending balance                                      (566,860)    (418,547)
                                                       ---------    ---------

       Net deferred tax asset                          $  16,587    $  14,521
                                                       =========    =========


        As of December 31, 2005, the Company had approximately $2,011,000 of net operating loss carryovers available to offset future federal income. The net operating losses will begin to expire in the year 2010.

        Retained earnings at December 31, 2005 and 2004, include approximately $647,729, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses, would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $220,228 at December 31, 2005 and 2004.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE 10: OTHER COMPREHENSIVE LOSS

     Other comprehensive loss components and related taxes were as follows:

                                                               2005       2004
                                                             -------------------

        Unrealized losses on available-for-sale securities   $(6,076)   $(7,128)
                                                             -------    -------
               Other comprehensive loss, before
                  tax effect                                  (6,076)    (7,128)
        Tax benefit                                           (2,066)    (2,424)
                                                             -------    -------

               Other comprehensive loss                      $(4,010)   $(4,704)
                                                             =======    =======


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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below). Management believes, as of December 31, 2005 and 2004, that the Bank meets all capital adequacy requirements to which it is subject.

     As of December 31, 2005, the most recent notification from the OTS categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

     The Bank's  actual  capital  amounts and ratios are also  presented  in the

                                                                                          TO BE WELL CAPITALIZED
                                                                                          UNDER PROMPT CORRECTIVE
                                                               FOR CAPITAL ADEQUACY          ACTION PROVISIONS
                                         ACTUAL                 PURPOSES REQUIRED                REQUIRED
                              ---------------------------------------------------------------------------------------
                                 AMOUNT       PERCENTAGE      AMOUNT      PERCENTAGE      AMOUNT       PERCENTAGE
                              ---------------------------------------------------------------------------------------
     DECEMBER 31, 2005
           Total risk-based
              capital           $   4,311        10.22%    $     3,373         8.0%    $     4,217         10.0%
           Tier I
              risk-based
              capital           $   3,923         9.30%    $     1,687         4.0%    $     2,530          6.0%
           Tier I core
              capital           $   3,923         5.47%    $     2,871         4.0%    $     3,589          5.0%
           Tangible equity
              capital           $   3,923         5.47%    $     1,077         1.5%    $     1,077          1.5%

     DECEMBER 31, 2004
           Total risk-based
              capital           $   4,161        11.78%    $     2,826         8.0%    $     3,533         10.0%
           Tier I
              risk-based
              capital           $   3,842        10.88%    $     1,413         4.0%    $     2,120          6.0%
           Tier I core
              capital           $   3,842         6.05%    $     2,542         4.0%    $     3,177          5.0%
           Tangible equity
              capital           $   3,842         6.05%    $       953         1.5%    $       953          1.5%

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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

     FEDERAL RESERVE ACT. In September 2005 the Company  inadvertently  violated
     Section 23A of the Federal Reserve Act. The violation occurred when the Company pledged assets of the Bank as collateral for the Company's note payable to a third party lender. Prior to filing the Company's third quarter Form 10Q with the Securities and Exchange Commission, the Company discovered and corrected the violation.

     PRIVATE PLACEMENT OFFERING. On March 8, 2006, the Company commenced a Private Placement Offering for up to $6,000,000 in common stock to selected accredited investors and a limited number of non-accredited investors under SEC Rule 506 (the "Offering"). The Company is not using an underwriter or placement agent. The Offering is intended to assist the Bank in maintaining regulatory capital compliance.


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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

                                                         2005                                   2004
                                        ------------------------------------------------------------------------------
                                             CARRYING              FAIR             CARRYING             FAIR
                                               VALUE              VALUE               VALUE              VALUE
                                        ------------------------------------------------------------------------------
     Financial assets
        Cash and cash equivalents         $      2,008,948   $      2,008,948    $      5,793,196   $      5,793,196
        Held-to-maturity securities       $         65,522   $         69,257    $         88,965   $         95,025
        Available-for-sale securities     $      1,703,147   $      1,703,147    $      2,215,285   $      2,215,285
        FHLB stock                        $        721,900   $        721,900    $        687,000   $        687,000
        Loans, net of allowance for
           loan losses                    $     64,578,288   $     59,984,000    $     51,931,555   $     51,932,700
        Interest receivable               $        288,501   $        288,501    $        227,066   $        227,066

     Financial liabilities
        Deposits                          $     54,476,673   $     54,503,179    $     46,466,036   $     46,615,800
        FHLB advances                     $     13,000,000   $     12,979,000    $     13,000,000   $     13,000,000
        Advances under line of credit
           and notes payable              $      1,250,000   $      1,250,000    $        750,000   $        750,000
        Interest payable                  $        158,391   $        158,391    $         56,213   $         56,213

     Unrecognized financial
        instruments (net of contract
        amount)
     Commitments to originate
        loans                             $              0   $              0    $              0   $              0

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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


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

                          COMMUNITY FIRST BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004


          At December 31, 2005 and 2004, the Bank had granted commitments to extend credit and unused lines of credit to borrowers aggregating approximately $1,888,700 and $1,948,000, respectively. The commitments to extend credit expire over varying periods of time with the majority expiring within a one-year period.

     STANDBY LETTERS OF CREDIT

          Standby letters of credit are irrevocable conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under nonfinancial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should the Banks be obligated to perform under the standby letters of credit, they may seek recourse from the customer for reimbursement of amounts paid.

          The Banks had outstanding standby letters of credit totaling $7,000 at December 31, 2005. There were no outstanding letters of credit at December 31, 2004.


     OTHER CREDIT RISKS

          At December 31, 2005 and 2004,  approximately $101,000 and $4,076,000, respectively, were held in deposits at financial institutions in excess of federally insured amounts.



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

                                       COMMUNITY FIRST BANCORP, INC.

Date:   March 31, 2006                 By: /s/ William M. Tandy
                                           -------------------------------------
                                           William M. Tandy
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  William M. Tandy                                  Date: March 31, 2006
    -------------------------------------------------
    William M. Tandy
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

By: /s/  Michael D. Wortham                                Date: March 31, 2006
    -------------------------------------------------
    Michael D. Wortham
    Vice President and Director
    (Principal Financial and Accounting Officer)

By: /s/ Ralph T. Teague                                    Date: March 31, 2006
    -------------------------------------------------
      Ralph T. Teague
      Director

By:
    -------------------------------------------------
    Paul W. Arison
    Director

By: /s/ Charlotte E. Baldwin                               Date: March 31, 2006
    -------------------------------------------------
    Charlotte E. Baldwin
    Director

By:
    -------------------------------------------------
    Charles G. Ramsey
    Director

By: /s/ J. Craig Riddle                                    Date: March 31, 2006
    -------------------------------------------------
    J. Craig Riddle
    Director

By: /s/ Charles B. Vaughn                                  Date: March 31, 2006
    -------------------------------------------------
    Charles B. Vaughn
    Director

By:
    -------------------------------------------------
    Steven E. Carson
    Director