Form 10QSB
period 2006-03-31
COMMUNITY FIRST BANCORP INC
filed 2006-05-15
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from           to
                                        ---------    ---------

                         Commission File Number 0-50322


                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


             MARYLAND                                   36-4526348
-------------------------------------        -----------------------------------
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

         As of March 31, 2006, there were 292,546 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
         Yes        No   X
             -----     -----

                          COMMUNITY FIRST BANCORP, INC.

                             Madisonville, Kentucky

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of March 31, 2006
              (Unaudited) and December 31, 2005                              3
     Condensed Consolidated Statements of Operations - (Unaudited)
              for the three months ended March 31, 2006 and 2005             4
     Condensed Consolidated Statements of Cash Flows - (Unaudited)
              for the three months ended March 31, 2006 and 2005             5
     Condensed Consolidated Statements of Changes in Stockholders'
              Equity - (Unaudited) for the three months ended
              March 31, 2006 and 2005                                        7
     Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                    8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                 12

Item 3.  Controls and Procedures                                            17

PART II. OTHER INFORMATION
-------

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds                                                    19

Item 6.  Exhibits                                                           19

Signatures                                                                  20

                          COMMUNITY FIRST BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MARCH 31,       DECEMBER 31,
                                                            2006              2005
                                                        -------------    -------------
                                                         (UNAUDITED)
                                 ASSETS
Cash and cash equivalents:
    Cash and due from banks                              $    662,352    $    785,814
    Interest-bearing demand deposits                        1,450,068       1,223,134
                                                         ------------    ------------
        Total cash and cash equivalents                     2,112,420       2,008,948

Securities, held-to-maturity (market values of
   $65,848 and $69,257 at March 31, 2006
   and December 31, 2005, respectively)                        63,176          65,522
Securities, available-for-sale, at fair value               1,704,340       1,703,147
Loans, net of the allowance for loan loss of
   $386,546 and $387,822 at March 31, 2006
   and December 31, 2005, respectively                     65,246,541      64,578,288
Premises and equipment, net                                 2,235,004       2,286,004
Federal Home Loan Bank (FHLB) stock                           732,100         721,900
Interest receivable                                           303,527         288,501
Deferred income taxes                                          16,014          16,587
Other assets                                                   54,536          59,817
                                                         ------------    ------------
        Total assets                                     $ 72,467,658    $ 71,728,714
                                                         ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                             $ 59,327,452    $ 54,476,673
    FHLB advances                                           8,900,000      13,000,000
    Advances under line of credit                             850,000         850,000
    Loans from directors                                      390,126         400,000
    Interest payable and other liabilities                    274,157         282,040
                                                         ------------    ------------
        Total liabilities                                  69,741,735      69,008,713
                                                         ------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                  --              --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      292,546 at March 31, 2006 and 277,725 at
      December 31, 2005                                         2,925           2,777
    Additional paid-in capital                              2,575,848       2,457,428
    Retained earnings - substantially
      Restricted                                              178,237         291,993
    Accumulated other comprehensive loss                      (31,087)        (32,197)

                                                         ------------    ------------
        Total stockholders' equity                          2,725,923       2,720,001
                                                         ------------    ------------
        Total liabilities and stockholders' equity       $ 72,467,658    $ 71,728,714
                                                         ============    ============


            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                ----------------------------
                                                     2006           2005
                                                -----------      -----------
Interest and Dividend Income:
  Loans                                         $   977,212      $   757,263
  Investment securities                              14,588           24,843
  Dividends on FHLB stock                            10,235            8,325
                                                -----------      -----------
      Total interest and dividend income          1,002,035          790,431
                                                -----------      -----------

Interest Expense:
  Deposits                                          418,698          289,397
  FHLB advances                                     125,331           65,231
  Other borrowings                                   26,403           10,188
                                                -----------      -----------
      Total interest expense                        570,432          364,816
                                                -----------      -----------

Net Interest Income                                 431,603          425,615

Provision for loan losses                             1,500           39,000
                                                -----------      -----------
Net interest income after provision for
   loan losses                                      430,103          386,615
                                                -----------      -----------

Noninterest Income
  Service charges and fees                           95,997           59,067
  Foreclosed real estate expense, net                  (550)            (595)
  Loss on sale of repossessed vehicles                   --           (2,760)
  Insurance commissions and premiums                    949              581
  Other income                                        7,433           25,044
                                                -----------      -----------
      Total noninterest income                      103,829           81,337
                                                -----------      -----------

Noninterest Expense
  Compensation and benefits                         272,145          247,610
  Directors fees                                     10,800           10,800
  Occupancy expense                                  79,038           77,528
  Insurance premiums                                  9,968            5,360
  Data processing                                    64,073           51,415
  Advertising                                        18,881           33,353
  Office supplies, telephone and postage             31,610           32,289
  Payroll and other taxes                            38,333           33,510
  Professional fees                                  34,723           19,046
  Other operating expenses                           88,117           75,499
                                                -----------      -----------
     Total noninterest expense                      647,688          586,410
                                                -----------      -----------

Loss Before Income Taxes                           (113,756)        (118,458)
Provision (Credit) for Income Taxes                      --               --
                                                -----------      -----------
Net loss                                        $  (113,756)     $  (118,458)
                                                ===========      ===========
Basic loss per share                            $     (0.41)     $     (0.43)
                                                ===========      ===========
Diluted loss per share                          $     (0.41)     $     (0.43)
                                                ===========      ===========


            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ---------------------------
                                                                 2006           2005
                                                             ------------   ------------
Operating Activities:
    Net loss                                                 $  (113,756)   $  (118,458)
    Adjustments to reconcile net loss to net
      Cash provided/(used) by operating activities:
        FHLB stock dividend                                      (10,200)        (7,600)
        Provision for loan losses                                  1,500         39,000
        Deferred compensation for Restricted Stock Plan            2,988             --
        Depreciation, amortization and accretion                  51,491         56,427
        Deferred income tax benefit                                   (1)            --
        Change in assets and liabilities:
            Other assets                                           5,281           (606)
            Accrued interest receivable and other assets         (15,026)       (22,407)
            Accrued interest payable and other liabilities      (244,050)       125,284
                                                             -----------    -----------

                Net cash provided/(used) by
                  operating activities                          (321,773)        71,640
                                                             -----------    -----------

Investing Activities:
    Net increase in loans                                       (669,753)    (3,990,805)
    Proceeds from maturities/calls of held-to-maturity
       securities                                                  2,346          3,085
    Purchases of premises and equipment                               --         (2,819)
                                                             -----------    -----------

                Net cash used in investing activities           (667,407)    (3,990,539)
                                                             -----------    -----------

Financing Activities:
    Net increase in deposits                                   5,083,958      4,434,764
    Payments on short-term borrowings                         (7,100,000)    (5,000,000)
    Proceeds from short-term borrowings                        3,000,000      2,000,000
    Proceeds from issuance of stock                              108,694             --
                                                             -----------    -----------

                Net cash provided by financing activities      1,092,652      1,434,764
                                                             -----------    -----------

Net (decrease) increase in cash and cash equivalents             103,472     (2,484,135)
Cash and cash equivalents, beginning of period                 2,008,948      5,793,196
                                                             -----------    -----------
Cash and cash equivalents, end of period                     $ 2,112,420    $ 3,309,061
                                                             ===========    ===========



            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)



                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         2006           2005
                                                       --------       --------

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                 $544,029       $354,628
                                                       ========       ========

NON-CASH TRANSACTIONS:
Federal Home Loan Bank Stock dividend received         $ 10,200       $  7,600
                                                       ========       ========
Notes converted to stock                               $  9,874       $     --
                                                       ========       ========














            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               For the three months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                           COMMON STOCK            ADDITIONAL
                                                    ----------------------------    PAID-IN          RETAINED
                                                        SHARES       AMOUNT         CAPITAL          EARNINGS
                                                    ----------------------------------------------------------------
    BALANCE, JANUARY 1, 2005                             277,725    $  2,777      $ 2,457,428       $  731,477

      Comprehensive income

        Net loss                                              --          --               --         (118,458)
        Change in unrealized depreciation on
          available-for-sale securities, net of
          taxes                                               --          --               --               --

           Total comprehensive loss
                                                         -------    --------      -----------       ----------
    Balance, March 31, 2005                              277,725    $  2,777      $ 2,457,428       $  613,019
                                                         =======    ========      ===========       ==========

    Balance, January 1, 2006                             277,725    $  2,777      $ 2,457,428       $  291,993

      Comprehensive income

        Net loss                                              --          --               --         (113,756)
        Change in unrealized depreciation on
          available-for-sale securities, net of
          taxes                                               --          --               --               --

           Total comprehensive loss

      Issuance of stock                                   14,821         148          118,420               --
                                                         -------    --------      -----------       ----------
    Balance, March 31, 2006                              292,546    $  2,925      $ 2,575,848       $  178,237
                                                         =======    ========      ===========       ==========
                                                      ACCUMULATED
                                                         OTHER
                                                     COMPREHENSIVE    COMPREHENSIVE
                                                     INCOME (LOSS)    INCOME (LOSS)         TOTAL
                                                    --------------------------------------------------------
    BALANCE, JANUARY 1, 2005                           $  (28,187)            --           $ 3,163,495

      Comprehensive income

        Net loss                                               --      $(118,458)             (118,458)
        Change in unrealized depreciation on
          available-for-sale securities, net of
          taxes                                           (13,955)       (13,955)              (13,955)
                                                                       ---------
           Total comprehensive loss                                    $(132,413)
                                                       ----------      =========           -----------
    Balance, March 31, 2005                            $  (42,142)                         $ 3,031,082
                                                       ==========                          ===========

    Balance, January 1, 2006                           $  (32,197)                         $ 2,720,001

      Comprehensive income

        Net loss                                               --      $(113,756)             (113,756)
        Change in unrealized depreciation on
          available-for-sale securities, net of
          taxes                                             1,110          1,110                 1,110
                                                                       ---------
           Total comprehensive loss                                    $(112,646)
                                                                       =========
      Issuance of stock                                        --                              118,568
                                                       ----------                          -----------
    Balance, March 31, 2006                            $  (31,087)                         $ 2,725,923
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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the balance sheets, statements of operations, statement of cash flows and statement of changes in stockholders' equity in conformity with accounting principles generally accepted in the United States of America. However, all adjustments (all of which are of a normal recurring nature), which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. The condensed consolidated balance sheet of the Company as of December 31, 2005 has been derived from the audited condensed consolidated balance sheet of the Company as of that date. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB annual report for 2005 filed with the Securities and Exchange Commission. The results of operations for periods presented are not necessarily indicative of the results which may be expected for the entire year.

     The unaudited condensed consolidated financial statements include the accounts of the Company and the Bank for the periods presented. All material intercompany balances and transactions have been eliminated in consolidation.


3.   STOCK-BASED EMPLOYEE COMPENSATION PLAN

     At March 31, 2006, the Company has a stock-based employee compensation plan, which is described more fully in the notes to the Company's December 31, 2005 audited financial statements contained in the Company's Annual Report on Form 10-KSB. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                          For the three month
                                                             period ended
                                                               March 31,
                                                                 2005
                                                          -------------------

     Net loss, as reported                                 $     (118,458)

     Less total stock-based employee
        compensation cost determined under
        the fair value based method, net of
        income taxes                                                3,239
                                                           --------------

     Pro forma net loss                                    $     (121,697)
                                                           ==============

     Earnings per share:
         Basic - as reported                               $        (0.43)
                                                           ==============
         Basic - pro forma                                 $        (0.44)
                                                           ==============
         Diluted - as reported                             $        (0.43)
                                                           ==============
         Diluted - pro forma                               $        (0.44)
                                                           ==============

     Restricted Stock Plan

     The Company has a Restricted Stock Plan, covering 8,331 shares of common stock, whose purpose is to reward and to retain personnel of experience and ability in key positions of responsibility with the Bank and any subsidiaries with an increased equity interest in the Company as compensation for their prior and anticipated future professional contributions and service to the Bank and any subsidiaries. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of until the shares are earned and non-forfeitable. The shares awarded under the Restricted

     Stock Plan shall be earned and non-forfeitable at the rate of one-fifth per year over five years from the grant date. During May 2005 the Company granted 5,197 shares with a restriction period of five years at a market price of $11.50. Deferred compensation expenses recorded for the three months ended March 31, 2006 relating to these shares of restricted stock was approximately $3,000.

4.   OTHER COMPREHENSIVE LOSS

     Other comprehensive loss components and related taxes were as follows:

                                          2006        2005
                                          ----        ----

     Unrealized loss on available-
        for-sale securities before
        tax effect                       $(1,684)   $21,144
     Tax benefit                             574      7,189
                                         -------    -------
              Other comprehensive loss   $ 1,110    $13,955
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


                                                2006         2005
                                                ----         ----
          Three Months ended March 31,
            Net loss                         $(113,756)   $(118,458)
            Weighted average number of
              common shares                    277,890      277,725
                                             ---------    ---------
                   Basic and dilutive loss
                     per share               $   (0.41)   $   (0.43)
                                             =========    =========

6.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels are as follows (dollars in thousands):

                                                             March 31, 2006
                             ----------------------------------------------------------------------------
                                                                                         To be Well
                                                                                      Capitalized Under
                                                              For Capital             Prompt Corrective
                                                           Adequacy Purposes          Action Provisions
                             --------------------        --------------------       ---------------------
                                    Actual                      Required                   Required
                             --------------------        --------------------       ---------------------
                                Amount        %             Amount        %            Amount         %
                             --------------------        --------------------       ---------------------

Tier 1 core capital          $3,952         5.45%        $2,901         4.00%       $3,626          5.00%

Tangible equity capital       3,952         5.45%         1,088         1.50%          n/a           n/a

Total Risk based capital      4,338        10.28%         3,377         8.00%        4,221         10.00%

Tier 1 Risk based capital     3,952         9.36%         1,689         4.00%        4,351          6.00%

                                                           December 31, 2005
                             ----------------------------------------------------------------------------
                                                                                         To be Well
                                                                                      Capitalized Under
                                                              For Capital             Prompt Corrective
                                                           Adequacy Purposes          Action Provisions
                             --------------------        --------------------       ---------------------
                                    Actual                      Required                   Required
                             --------------------        --------------------       ---------------------
                                Amount        %             Amount        %            Amount         %
                             --------------------        --------------------       ---------------------

Tier 1 core capital           $3,923          5.47%       $2,871      4.00%          $3,589       5.00%

Tangible equity capital        3,923          5.47%        1,077      1.50%           1,077       1.50%

Total Risk based capital       4,311         10.22%        3,373      8.00%           4,217      10.00%

Tier 1 Risk based capital      3,923          9.30%        1,687      4.00%           2,530       6.00%

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

Based on the procedures discussed above, management is of the opinion that the reserve of $386,546 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at March 31, 2006.

DEFERRED INCOME TAXES. We have recorded a net deferred tax asset of $16,000 as of March 31, 2006, relating to the unrealized losses on available-for-sale securities. We evaluate this asset on a quarterly basis. We have recorded a valuation allowance on our remaining deferred tax asset, as we can not determine that it is more likely than not that it will be utilized. At March 31, 2006, the valuation allowance is $605,500.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

NET INCOME. Net loss for the quarter ended March 31, 2006 improved to $(113,800) ($(0.41) per share) compared to a net loss of $(118,500) ($(0.43) per share) for the same period last year. The improvement in net loss reflects increases in net interest income and non-interest income, and a lower provision for loan losses.

NET INTEREST INCOME. Net interest income increased $6,000 or 1.4% to $431,600 for the three months ended March 31, 2006 compared to $425,600 for the three months ended March 31, 2005. This increase reflects a shift in interest-earning assets into higher-yielding loans. During the three months ended March 31, 2006, net loans averaged $64.9 million for the period as compared to $53.3 million during the first three months of fiscal year 2005. Interest income increased by $211,600 primarily due to higher outstanding loan balances. The increase in interest income offset an increase in interest expense reflecting both an increase in deposits and an increase in short-term rates. With increased deposits of $4.9 million, interest expense increased by $205,600. The Bank's interest rate spread decreased to 2.13% for the three months ended March 31, 2006 compared to 2.67% for the three months ended March 31, 2005. Net interest margin decreased to 2.48% for the 2006 period compared to 2.84% for the 2005 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $1,500 and $39,000 for the quarters ended March 31, 2006 and 2005, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. Net charge-offs were $2,800 during the current quarter compared to $5,000 in the comparable prior-year period. At March 31, 2006, the Bank's allowance for loan losses was approximately $386,500 or 0.59% of the gross loan portfolio.

NONINTEREST INCOME. Noninterest income was $103,800 and $81,300 for the quarters ended March 31, 2006 and 2005, respectively. The increase for the most recent quarter of $22,500 or 27.7% is reflective of management's ongoing efforts to enhance fee income. The increase in noninterest income included a $36,900 increase in service charges and fees which the Company attributes to a larger deposit base. Included in service charges and fees were $24,400 in ATM fees, an $8,300 increase over 2005 when such fees were categorized as other income.

NONINTEREST EXPENSE. For the quarter ended March 31, 2006, noninterest expense was $647,700 compared to $586,400 for the quarter ended March 31, 2005. Compensation and benefits expense increased by $24,500 or 9.9% to $272,100 for the three months ended March 31, 2006 compared to $247,600 for the three months ended March 31, 2005. The increase in compensation and benefits expense was primarily due to a $14,300, or 99%, increase in the cost of funding the Bank's defined benefit pension plan in the current low rate environment. Also contributing to the increase in compensation and benefits expense were a $3,600 decrease in the amount of compensation deferred under FASB 91 and $3,000 in additional deferred compensation expense related to the Restricted Stock Plan. Salaries increased by $2,400 or 1.1% to $212,600 for the three months ended March 31, 2006 compared to $210,200 for the three months ended March 31, 2005. Professional fees increased $15,700 or 82.6% to $34,700 for the quarter ended March 31, 2006 compared to $19,000 for the first three months ended March 31, 2005 primarily due to higher accruals for legal and accounting fees. Computer and data processing expense increased by $12,700 or 24.7% to $64,100 for the three months ended March 31, 2006 compared to $51,400 for the three months ended March 31, 2005. The increase in computer and data processing expense reflects the decision to begin offering free internet banking and bill pay in response to competitive considerations as well as increases in charges by our core data processor. Other operating expenses increased $12,600, or 16.7%, to $88,100 due in part to an increase in regulatory assessments for the three months ended March 31, 2006 of $5,000 or 87.7% at $10,700 compared to $5,700 for the three months ended March 31, 2005. ATM-related fees increased by $7,600 or 31.9% to $31,400 for the three months ended March 31, 2006 compared to $23,800 for the three months ended March 31, 2005. Additionally, service charges on the Federal Home Loan Bank correspondent checking account increased by $2,800 or 27.7% to $12,900 for the three months ended March 31, 2006 compared to $10,100 for the three months ended March 31, 2005. Advertising expenses decreased $14,500 or 43.4% to $18,900 for the first three months ended March 31, 2006 compared to $33,400 for the quarter ended March 31, 2005. Advertising expense for the most recent quarter, however, does not reflect $10,900 in disputed invoices, which were paid after the end of the quarter.

The Company is exploring a variety of strategies to reduce noninterest expenses. It is currently the Company's intention to de-register with the SEC at the end of June when it will be permitted to do so under the OTS Conversion Regulations. This action is expected to reduce professional fees and other expenses by approximately $14,000 per quarter. Non-employee directors have agreed to forego Board fees until September which will save another $9,600 per quarter. Savings from other strategies are anticipated to reduce expenses by $12,000 per quarter when fully implemented.

INCOME TAX EXPENSE. There was no provision for income taxes in either quarter due to the Company's losses. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Bank determined in 2004 that it was appropriate to establish a valuation allowance of $418,500 for its net deferred tax assets. The balance of the valuation allowance at March 31, 2006 was $605,500.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2006 AND DECEMBER 31, 2005

     The Company's total assets as of March 31, 2006 were $72.5 million, an increase of $80,000 or 1.1% from December 31, 2005's level of $71.7 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans which increased $1.7 million, or 3.6%. Net loans receivable increased by $668,000, or 1.0%, which reflected our continued marketing efforts. Commercial loans decreased $600,000 or 7.6% and decreased to 10.8% of the loan portfolio at March 31, 2006 from 11.3% at December 31, 2005. The Company's investment securities decreased by $1,200, or 0.1%, to $1.8 million at March 31, 2006 due to maturities of securities. Premises and equipment decreased $51,000, or 2.2%, due to current year depreciation. The Company's cash and cash equivalents as of March 31, 2006 were $2.1 million, an increase of $103,500 from December 31, 2005's level of $2.0 million.

     Liabilities increased by $733,000, or 1.1%, to $69.7 million due primarily to a $4.9 million, or 8.9%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances decreased $4.1 million or 31.5% to $8.9 million at March 31, 2006 from $13.0 million at December 31, 2005. The Bank has used proceeds from the increase in deposits to help pay down the advances.

     Stockholders' equity increased to $5,900 at March 31, 2006 from $2.7 million at December 31, 2005. The small increase in stockholders' equity principally reflects $113,800 in losses during the period and was partially offset by $118,600 in proceeds from the private placement sale of 14,821 shares of Common Stock during the quarter.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                  MARCH 31,         DECEMBER 31,
                                                    2006               2005
                                                 -----------        ------------

  Non-accrual loans                              $266,000           $263,000
  Accruing loans past due 90 days or more          75,000             44,000
                                                 --------           --------
    Total non-performing loans                    341,000            307,000
  Foreclosed assets                                  --                   --
                                                 --------           --------
    Total non-performing assets                  $341,000           $307,000
                                                 ========           ========

Non-accrual loans at March 31, 2006 consisted of eight loans. There were four accruing loans past due 90 days or more at March 31, 2006.

At March 31, 2006, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                    ---------------------------
                                        2006            2005
                                    -----------      ----------

Balance, beginning of period         $ 387,822       $ 319,937
Loans charged off                       (3,197)         (7,199)
Loan recoveries                            421           2,240
                                     ---------       ---------
     Net charge-offs                    (2,776)         (4,959)

                                         1,500          39,000
Provision for loan losses
                                     ---------       ---------

Balance, end of period               $ 386,546       $ 353,978
                                     =========       =========

The increase in net charge-offs during the 2006 period reflects write-downs in connection with a foreclosure and charge-offs of consumer loans.

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

A major portion of our liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon our operating, investing, lending and financing activities during any given period. At March 31, 2006, cash and cash equivalents totaled $2.1 million.

The Bank's primary investing activities include origination of loans and purchases of investment and mortgage-backed securities. During the three months ended March 31, 2006 and 2005, while loan originations totaled $6.5 million and $7.6 million, respectively. These investments were funded in part by proceeds from repayments of loans, maturities and calls of investment and mortgage-backed securities and an increase in deposits.

At March 31, 2006, the Bank had $2.7 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates, which are scheduled to mature in one year or less, totaled $24.6 million at March 31, 2006. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that it will do so. In the event the Bank is unable to retain these deposits, it may seek replacement funding through the FHLB of Cincinnati or other sources.

The Bank relies primarily on local deposits for its funding needs. In order to finance loan growth, the Bank may also borrow from the FHLB of Cincinnati. At March 31, 2006, the Bank had $22.3 million in unused borrowing capacity at the FHLB of Cincinnati.

The Bank is subject to minimum capital requirements under OTS regulations. Under these regulations, the Bank must maintain a Tier 1 or Core Capital ratio of 5.0%, a Tier 1 Risk-Based Ratio of 6.0% and a total risk-based ratio of 10.0% to be "well capitalized." At March 31, 2006, the Bank's Tier 1/Core Capital ratio was 5.45%, its Tier 1 risk-based capital ratio was 9.36% and its total risk-based capital ratio was 10.28%. In order to maintain the Bank's well-capitalized" status, however, the Company was required to raise capital at quarter end in a private placement of common stock to directors. Subsequent to the end of the quarter, the Company raised an additional

$276,000 from the sale of common stock. Estimated offering expenses were approximately $35,000. No assurance can be given that the Company will not be required to raise additional capital to maintain the Bank's well-capitalized status or that the Bank's well-capitalized status will be maintained.

The Company has previously borrowed $850,000 on a line of credit from a correspondent bank and $400,000 from directors to provide additional liquidity at the holding company level and for capital contributions for the Bank. The line of credit provides for an interest rate at the prime rate plus 0.25% and is secured by the Company's stock in the Bank. Interest on the borrowing from directors is at 7.50% per annum. Both of these borrowings are scheduled to mature on May 17, 2006. The Company currently anticipates that it will be able to renew these borrowings on similar terms but does not have any assurances in this regard. In the event that the Company is unable to renew its third-party borrowing on acceptable terms, it would not have currently sufficient resources to repay the indebtedness and would seek to replace the borrowing with financing from another source or raise additional equity capital in a private placement or pursue a combination of these strategies. There can be no assurance, however, that the Company would be able to successfully replace its current funding if it is not available on acceptable terms or that it could avoid default.

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

In connection with their audit of our financial statements for the year ended December 31, 2005, the Company's independent registered public accounting firm, King + Company, PSC, identified a material weakness, as defined in Public Company Accounting Oversight Board Standard No. 2, in the Company's internal control over financial reporting. Specifically, King + Company PSC noted a failure to timely perform various account reconciliations. Management believes that this weakness is primarily attributable to human resource limitations within our accounting and financial reporting function and has instituted a schedule for accomplishing this task.

Other than as described above, there were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
                                OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

         (a) During the quarter ended March 31, 2006, the Registrant sold a total of 14,821 shares of common stock, $.01 par value, in a private placement under Rule 506 to directors of the Registrant. The total offering price of the common stock was $118,568 (including the cancellation of $9,874 in indebtedness). The Registrant did not use an underwriter or placement agent for this offering.

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


                                    COMMUNITY FIRST BANCORP, INC.


Date: May 15, 2006                  /s/ William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: May 15, 2006                  /s/ Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)