Form 10KSB/A
period 2005-12-31
COMMUNITY FIRST BANCORP INC
filed 2006-08-08
CIK 1224499

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

     Transitional Small Business Disclosure Format (Check One): YES [ ] NO [ X ]

================================================================================

                               * * * * * * * * * *

          Community First Bancorp, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A to amend Item 8A of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 31, 2006 to clarify the results of management's evaluation of the effectiveness of the Company's disclosure controls and procedures. In addition, the Company is filing updated certifications of its Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. No other information is being amended hereby. Except as otherwise specifically noted, all information contained herein is as of December 31, 2005 and does not reflect events or changes that have occurred subsequent to that date.

                                * * * * * * * * *



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

                                                   YEAR ENDED DECEMBER 31,                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------         --------------------------------
                                                       2005 VS. 2004                             2004 VS. 2003
                                            ----------------------------------         --------------------------------
                                             INCREASE (DECREASE)                       INCREASE (DECREASE)
                                             -------------------                       -------------------
                                                   DUE TO                                    DUE TO
                                            -------------------                        ------------------
                                            VOLUME         RATE          TOTAL         VOLUME        RATE         TOTAL
                                            ------         ----          -----         ------        ----         -----
                                                                          (IN THOUSANDS)
Interest income:
   Loans..................................  $  957        $ (140)       $  817         $  492        $  43        $ 535
   Investment securities..................      (6)           (3)           (9)            (9)         (17)         (26)
   Other investments......................       7             2             9             (1)           2            1
                                            ------        ------        ------         ------        -----        -----
      Total interest-earning assets.......     958          (141)          817            482           28          510
                                            ------        ------        ------         ------        -----        -----

Interest expense:
   Deposits...............................  $  245        $  146        $  391         $  146        $ (11)       $ 135
   Borrowings.............................      69           245           314             28           81          109
                                            ------        ------        ------         ------        -----        -----
      Total interest-bearing
        Liabilities.......................     314           391           705            174           70          244
                                            ------        ------        ------         ------        -----        -----
Change in net interest income.............  $  644        $ (532)       $  112         $  308        $ (42)       $ 266
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

ITEM 8A. CONTROLS AND PROCEDURES.
---------------------------------


     The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

     In connection with their audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm, King + Company, PSC, identified material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting. Specifically, King + Company PSC noted a failure to timely perform various account reconciliations. In addition, King + Company, PSC noted a lack of segregation of duties among the personnel responsible for reconciling various accounts. Management believes that these weaknesses are primarily attributable to human resource limitations within our accounting and financial reporting function and has instituted a schedule for accomplishing reconciliations as well as additional reviews of entries made by employees. The Company has hired additional personnel with internal audit experience. Daily reconciliations of the larger accounts and timely reconciliations of the other accounts are now being performed. All entries made by personnel in the reconciliation function are now reviewed daily by a member of management.


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

         21       Subsidiaries of the Registrant ******

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

****** Incorporated by reference from the Registrant's Form 10-KSB for the fiscal year ended December 31, 2005 filed March 31, 2006.



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

                                       COMMUNITY FIRST BANCORP, INC.

Date:   August 8, 2006                 By: /s/ William M. Tandy
                                           -------------------------------------
                                           William M. Tandy
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/  William M. Tandy                                  Date: August 8, 2006
    -------------------------------------------------
    William M. Tandy
    President, Chief Executive Officer and Director
    (Principal Executive Officer)

By: /s/  Michael D. Wortham                                Date: August 8, 2006
    -------------------------------------------------
    Michael D. Wortham
    Vice President and Director
    (Principal Financial and Accounting Officer)

By: /s/ Ralph T. Teague                                    Date: August 8, 2006
    -------------------------------------------------
      Ralph T. Teague
      Director

By: /s/ Paul W. Arison                                     Date: August 8, 2006
    -------------------------------------------------
    Paul W. Arison
    Director

By: /s/ Charlotte E. Baldwin                               Date: August 8, 2006
    -------------------------------------------------
    Charlotte E. Baldwin
    Director

By:
    -------------------------------------------------
    Charles G. Ramsey
    Director

By: /s/ J. Craig Riddle                                    Date: August 8, 2006
    -------------------------------------------------
    J. Craig Riddle
    Director

By: /s/ Charles B. Vaughn                                  Date: August 8, 2006
    -------------------------------------------------
    Charles B. Vaughn
    Director

By:
    -------------------------------------------------
    Steven E. Carson
    Director


By: /s/ Amy D. Lyons                                       Date: August 8, 2006
    -------------------------------------------------
    Amy D. Lyons
    Vice President
    (Principal Accounting Officer)