Form 10QSB/A
period 2006-03-31
COMMUNITY FIRST BANCORP INC
filed 2006-08-08
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------


                                   FORM 10-QSB
                               (Amendment No. 1)


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

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

         As of March 31, 2006, there were 292,546 shares of the Registrant's common stock, par value $.01 per share, outstanding.

         Transitional Small Business Issuer Disclosure Format (check one):
         Yes        No   X
             -----     -----

                               * * * * * * * * * *

     Community First Bancorp, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A to amend Item 3 of its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission on May 15, 2006 to clarify the results of management's evaluation of the effectiveness of the Company's disclosure controls and procedures. In addition, the Company is filing updated certifications of its Chief Executive Officer and Chief Financial Officer as required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002. No other information is being amended hereby. Except as otherwise specifically noted, all information contained herein is as of March 31, 2006 and does not reflect events or changes that have occurred subsequent to that date.

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


                                    COMMUNITY FIRST BANCORP, INC.


Date: August 8, 2006                /s/ William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: August 8, 2006                /s/ Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)