Form 10QSB
period 2006-06-30
COMMUNITY FIRST BANCORP INC
filed 2006-08-08
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from           to
                                     ---------    ---------

                         Commission File Number 0-50322


                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


             Maryland                                        36-4526348
-------------------------------                     ----------------------------
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

     As of June 30, 2006, there were 328,088 shares of the Registrant's common stock, par value $.01 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one):
     Yes [ ] No [X]

                          COMMUNITY FIRST BANCORP, INC.

                             Madisonville, Kentucky

                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of June 30, 2006
              (Unaudited) and December 31, 2005                               3
         Condensed Consolidated Statements of Operations - (Unaudited)
              for the three and six months ended June 30, 2006
              and 2005                                                        4
         Condensed Consolidated Statements of Cash Flows - (Unaudited)
              for the six months ended June 30, 2006 and 2005                 5
         Condensed Consolidated Statements of Changes in Stockholders'
              Equity - (Unaudited) for the six months ended
              June 30, 2006 and 2005                                          7
         Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                     8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                  12

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION
-------

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds                                                     19

Item 4.  Submission of Matters to a Vote of Security Matters

Item 6.  Exhibits                                                            19

Signatures                                                                   20

                          COMMUNITY FIRST BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              June 30,          December 31,
                                                                2006               2005
                                                            ------------       -------------
                                                            (Unaudited)
           Assets
Cash and cash equivalents:
    Cash and due from banks                                 $    582,854       $    785,814
    Interest-bearing demand deposits                           1,610,151          1,223,134
                                                            ------------       ------------
        Total cash and cash equivalents                        2,193,005          2,008,948

Securities, held-to-maturity (market values of
   $63,086 and $69,257 at June 30, 2006
   and December 31, 2005, respectively)                           60,328             65,522
Securities, available-for-sale, at fair value                  1,206,947          1,703,147
Loans, net of the allowance for loan loss of
   $386,836 and $387,822 at June 30, 2006
   and December 31, 2005, respectively                        67,608,106         64,578,288
Premises and equipment, net                                    2,184,004          2,286,004
Foreclosed real estate                                            53,525                 --
Federal Home Loan Bank (FHLB) stock                              742,500            721,900
Interest receivable                                              335,214            288,501
Deferred income taxes                                             14,993             16,587
Other assets                                                      91,410             59,817
                                                            ------------       ------------
        Total assets                                        $ 74,490,032       $ 71,728,714
                                                            ============       ============

           Liabilities and Stockholders' Equity
Liabilities:
    Deposits                                                $ 60,294,684       $ 54,476,673
    FHLB advances                                              9,825,000         13,000,000
    Advances under line of credit                                750,000            850,000
    Loans from directors                                         390,126            400,000
    Interest payable and other liabilities                       356,458            282,040
                                                            ------------       ------------
        Total liabilities                                     71,616,268         69,008,713
                                                            ------------       ------------

Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                     --                 --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      328,088 at June 30, 2006 and 277,725 at
      December 31, 2005                                            3,280              2,777
    Additional paid-in capital                                 2,829,943          2,457,428
    Retained earnings - substantially
      restricted                                                  69,646            291,993
    Accumulated other comprehensive loss                         (29,105)           (32,197)
                                                            ------------       ------------
        Total stockholders' equity                             2,873,764          2,720,001
                                                            ------------       ------------
        Total liabilities and stockholders' equity
                                                            $ 74,490,032       $ 71,728,714
                                                            ============       ============


            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            For the three and six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                            Three Months Ended                  Six Months Ended
                                                 June 30,                           June 30,
                                      -----------------------------       -----------------------------
                                         2006              2005              2006              2005
                                      -----------       -----------       -----------       -----------
Interest and dividend income:
  Loans                               $ 1,015,657       $   821,115       $ 1,992,869       $ 1,578,378
  Investment securities                    12,331            20,866            26,919            45,709
  Dividends on FHLB Stock                  10,495             8,442            20,730            16,767
                                      -----------       -----------       -----------       -----------
      Total interest and
        dividend income                 1,038,483           850,423         2,040,518         1,640,854
                                      -----------       -----------       -----------       -----------

Interest expense:
  Deposits                                490,661           323,778           909,359           613,175
  FHLB advances                           110,170            80,119           235,501           145,350
  Other borrowings                         23,570            11,203            49,973            11,203
                                      -----------       -----------       -----------       -----------
      Total interest expense              624,401           415,100         1,194,833           769,728
                                      -----------       -----------       -----------       -----------

      Net interest income                 414,082           435,323           845,685           871,126

  Provision for loan losses                    --            22,500             1,500            61,500
                                      -----------       -----------       -----------       -----------
      Net interest income
        after provision for
        loan losses                       414,082           412,823           844,185           809,626
                                      -----------       -----------       -----------       -----------

Noninterest income:
  Service charges and fees                121,432            92,986           217,429           171,166
  Foreclosed real estate
    expense, net                               --            (2,931)             (550)           (3,526)
  Gain (loss) on sale of
    repossessed vehicles                    3,000               795             3,000            (1,965)
  Insurance commissions and
    premiums                                1,604             2,180             2,553             2,761
  Other income                              9,836             3,528            17,269             9,459
                                      -----------       -----------       -----------       -----------
    Total noninterest income              135,872            96,558           239,701           177,895
                                      -----------       -----------       -----------       -----------

Noninterest expense:
  Compensation and benefits               261,768           266,727           533,913           514,337
  Directors fees                            1,200            10,800            12,000            21,600
  Occupancy expense                        82,176            81,510           161,214           159,038
  Insurance premiums                       10,030             5,983            19,998            11,343
  Data processing                          67,652            57,605           131,725           109,020
  Advertising                              34,299            25,409            53,180            58,762
  Office supplies and postage              30,789            27,225            62,399            59,514
  Payroll and other taxes                  38,897            38,237            77,230            71,747
  Professional fees                        41,210            31,651            75,933            50,697
  Other operating expenses                 90,524            88,832           178,641           174,519
                                      -----------       -----------       -----------       -----------
      Total noninterest
          expense                         658,545           633,979         1,306,233         1,230,577
                                      -----------       -----------       -----------       -----------
Loss before income taxes                 (108,591)         (124,598)         (222,347)         (243,056)

Provision (credit) for income
  taxes                                        --                --                --                --
                                      -----------       -----------       -----------       -----------

Net loss                              $  (108,591)      $  (124,598)      $  (222,347)      $  (243,056)
                                      ===========       ===========       ===========       ===========
Basic loss per share                  $     (0.33)      $     (0.45)      $     (0.74)      $     (0.88)
                                      ===========       ===========       ===========       ===========
Diluted loss per share                $     (0.33)      $     (0.45)      $     (0.74)      $     (0.88)
                                      ===========       ===========       ===========       ===========


            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                   ----------------------------------
                                                                       2006                  2005
                                                                   ------------          ------------
Operating Activities:
    Net loss                                                       $   (222,347)         $   (243,056)
    Adjustments to reconcile net loss to net
      Cash used by operating activities:
        FHLB stock dividend                                             (20,600)              (16,000)
        Provision for loan losses                                         1,500                61,500
        Deferred compensation for Restricted Stock Plan                  (8,960)                   --
        Depreciation, amortization and accretion                        102,888               108,517
        Change in assets and liabilities:
            Other assets                                                (84,310)              (71,507)
            Accrued interest receivable and other assets                (46,713)              (40,486)
            Accrued interest payable and other liabilities             (149,801)              117,647
                                                                   ------------          ------------

                Net cash used by
                  operating activities                                 (428,343)              (81,420)
                                                                   ------------          ------------

Investing Activities:
    Net increase in loans                                            (3,032,126)           (6,980,563)
    Proceeds from maturities/calls of held-to-maturity
       securities                                                       505,192                15,692
    Purchases of premises and equipment                                      --                  (650)
                                                                   ------------          ------------

                Net cash used in investing activities                (2,526,934)           (6,965,521)
                                                                   ------------          ------------

Financing Activities:
    Net increase in deposits                                          6,051,190             6,319,851
    Payments on short-term borrowings                               (12,875,000)           (6,000,000)
    Proceeds from short-term borrowings                               9,600,000             4,500,000
    Proceeds from issuance of stock                                     363,144                    --
                                                                   ------------          ------------

                Net cash provided by financing activities             3,139,334             4,819,851
                                                                   ------------          ------------

Net (decrease) increase in cash and cash equivalents                    184,057            (2,227,090)
Cash and cash equivalents, beginning of period                        2,008,948             5,793,196
                                                                   ------------          ------------
Cash and cash equivalents, end of period                           $  2,193,005          $  3,566,106
                                                                   ============          ============



            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)



                                                          Six Months Ended
                                                              June 30,
                                                    --------------------------
                                                        2006           2005
                                                    -----------     ----------

Supplemental Disclosures:
Cash paid for interest                               $1,144,860     $  758,525
                                                     ==========     ==========

Non-cash Transactions:
Federal Home Loan Bank Stock dividend received       $   20,600     $   16,000
                                                     ==========     ==========
Notes converted to stock                             $    9,874     $   25,000
                                                     ==========     ==========





            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 For the six months ended June 30, 2006 and 2005
                                   (Unaudited)


                                                                                   Accumulated
                                    Common Stock         Additional                  Other
                                  -------------------     Paid-in     Retained    Comprehensive     Comprehensive
                                    Shares     Amount     Capital     Earnings    Income (Loss)     Income (Loss)         Total
                                  --------------------------------------------------------------------------------------------------

Balance, January 1, 2005           277,725    $ 2,777   $ 2,457,428   $ 731,477    $ (28,187)                --        $ 3,163,495

  Comprehensive income
    Net loss                            --         --            --    (243,056)          --        $  (243,056)          (243,056)
    Change in unrealized
      depreciation on
      available-for-sale
      securities, net of
      taxes                             --         --            --          --       (1,670)            (1,670)            (1,670)
                                                                                                    -----------
       Total comprehensive loss                                                                     $  (244,726)
                                   -------    -------   -----------   ---------    ---------        ===========        -----------

Balance, June 30, 2005             277,725    $ 2,777   $ 2,457,428   $ 488,421    $ (29,857)                          $ 2,918,769
                                   =======    =======   ===========   =========    =========                           ===========

Balance, January 1, 2006           277,725    $ 2,777   $ 2,457,428   $ 291,993    $ (32,197)                          $ 2,720,001

  Comprehensive income
    Net loss                            --         --            --    (222,347)          --           (222,347)          (222,347)
    Change in unrealized
      depreciation on
      available-for-sale
      securities, net of
      taxes                             --         --            --          --        3,092              3,092              3,092
                                                                                                    -----------        -----------
       Total comprehensive loss                                                                     $  (219,255)
                                                                                                    ===========
      Issuance of stock             50,363        503       372,515                                                        373,018
                                   -------    -------   -----------   ---------    ---------                           -----------

    Balance, June 30, 2006         328,088    $ 3,280   $ 2,829,943   $  69,646    $ (29,105)                          $ 2,873,764
                                   =======    =======   ===========   =========    =========                           ===========



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


3.   STOCK-BASED EMPLOYEE COMPENSATION PLAN

     Stock Option Plan

     At June 30, 2006, the Company has a stock option plan, which is described more fully in the notes to the Company's December 31, 2005 audited financial statements contained in the Company's Annual Report on Form 10-KSB. Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for 2005, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                            For the six month     For the three month
                                              period ended           period ended
                                             June 30, 2005          June 30, 2005
                                            -----------------------------------------

     Net loss, as reported                    $  (243,056)           $  (124,598)

     Less total stock-based employee
        compensation cost determined
        under the fair value based
        method, net of income taxes                 6,478                  3,239
                                              -----------            -----------

     Pro forma net loss                       $  (249,534)           $  (127,837)
                                              ===========            ===========

     Earnings per share:
         Basic - as reported                  $     (0.88)           $     (0.45)
                                              ===========            ===========
         Basic - pro forma                    $     (0.90)           $     (0.46)
                                              ===========            ===========
         Diluted - as reported                $     (0.88)           $     (0.45)
                                              ===========            ===========
         Diluted - pro forma                  $     (0.90)           $     (0.46)
                                              ===========            ===========

     On December 8, 2005 the optionees agreed to the cancellation of all the outstanding stock options, which totaled 16,442 as of that date.

     Restricted Stock Plan

     The Company has a Restricted Stock Plan, covering 8,331 shares of common stock, whose purpose is to reward and to retain personnel of experience and ability in key positions of responsibility with the Bank and any subsidiaries with an increased equity interest in the Company as compensation for their prior and anticipated future professional contributions and service to the Bank and any subsidiaries. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of until the shares are earned and non-forfeitable. The shares awarded under the Restricted Stock Plan shall be earned and non-forfeitable at the rate of one-fifth per year over five years from the grant date. During May 2005 the Company granted 5,197 shares with a restriction period of five years at a market price of $11.50. Deferred compensation expenses recorded for the three and six months ended June 30, 2006 relating to these shares of restricted stock was approximately $3,000 and $6,000, respectively.

4.   OTHER COMPREHENSIVE LOSS

     Other comprehensive loss components and related taxes were as follows:

                                             For the six       For the six
                                             month period      month period
                                            ended June 30,    ended June 30,
                                                2006              2005
                                            --------------    --------------

     Unrealized loss on available-
        for-sale securities before
        tax effect                             $(4,688)         $ 2,531
     Tax benefit                                 1,594             (861)
                                                -------          -------
              Other comprehensive
                income (loss)                  $(3,094)         $ 1,670
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

                                           2006             2005
                                        ---------        ---------
     Six Months ended June 30,
       Net loss                         $(222,347)       $(243,056)
       Weighted average number of
         common shares                    300,989          277,725
                                        ---------        ---------
              Basic and dilutive
                 loss per share         $   (0.74)       $   (0.88)
                                        =========        =========


                                           2006             2005
                                        ---------        ---------
     Three Months ended June 30,
       Net loss                         $(108,591)       $(124,598)
       Weighted average number of
         common shares                    323,834          277,725
                                        ---------        ---------
              Basic and dilutive
                 loss per share         $   (0.33)       $   (0.45)
                                        =========        =========

6.   REGULATORY CAPITAL

     The Bank's actual capital and its statutory required capital levels are as follows (dollars in thousands):

                                                                   June 30, 2006
                                  ---------------------------------------------------------------------------------
                                                                                                To be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                                                  Adequacy Purposes          Action Provisions
                                  -------------------------   -------------------------  --------------------------
                                           Actual                     Required                   Required
                                  -------------------------   -------------------------  --------------------------
                                     Amount           %          Amount         %            Amount          %
                                  -------------------------   -------------------------  --------------------------

     Tier 1 core capital             $3,962         5.32%       $2,981         4.00%       $3,727          5.00%

     Tangible equity capital          3,962         5.32%        1,118         1.50%          n/a           n/a

     Total Risk-based capital         4,349        10.00%        3,480         8.00%        4,351         10.00%

     Tier 1 Risk-based capital        3,962         9.11%        1,740         4.00%        2,610          6.00%

                                                                  December 31, 2005
                                  ---------------------------------------------------------------------------------
                                                                                                To be Well
                                                                                             Capitalized Under
                                                                     For Capital             Prompt Corrective
                                                                  Adequacy Purposes          Action Provisions
                                  -------------------------   -------------------------  --------------------------
                                           Actual                     Required                   Required
                                  -------------------------   -------------------------  --------------------------
                                     Amount           %          Amount         %            Amount          %
                                  -------------------------   -------------------------  --------------------------


Tier 1 core capital             $3,923              5.47%       $2,871         4.00%       $3,589          5.00%

Tangible equity capital          3,923              5.47%        1,077         1.50%        1,077          1.50%

Total Risk-based capital         4,311             10.22%        3,373         8.00%        4,217         10.00%

Tier 1 Risk-based capital        3,923              9.30%        1,687         4.00%        2,530          6.00%


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

Based on the procedures discussed above, management is of the opinion that the reserve of $386,836 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at June 30, 2006.

Deferred Income Taxes. We have recorded a net deferred tax asset of $15,000 as of June 30, 2006, relating to the unrealized losses on available-for-sale securities. We evaluate this asset on a quarterly basis. We have recorded a valuation allowance on our remaining deferred tax asset, as we can not determine that it is more likely than not that it will be utilized. At June 30, 2006, the valuation allowance is $642,400.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

Net Income/Loss. Net loss for the three months ended June 30, 2006 was $108,600 ($0.33 per share) compared to a net loss of $124,600 ($0.45 per share) for the three months ended June 30, 2005. Net loss for the six months ended June 30, 2006 was $222,300 ($0.74 per share) compared to a net loss of $243,000 ($0.88 per share) for the six months ended June 30, 2005. The improvement in net loss for the 2006 periods reflected increases in non-interest income and a lower provision for loan losses, which offset a decrease in net interest income and an increase in other expenses for the periods.

Net Interest Income. Net interest income decreased $21,200, or 4.9%, to $414,100 for the three months ended June 30, 2006 compared to $435,300 for the three months ended June 30, 2005. Year-to-date net interest income was $845,700 compared to $871,100 for the six months ended June 30, 2005, a decrease of $25,400, or 2.9%. The decrease in net interest income during the 2006 periods was attributable to a decrease in investment security income, as well as an increase in interest expense for deposits and Federal Home Loan Bank and other borrowings. Interest income for the three and six months ended June 30, 2006 was $1.0 million and $2.0 million, respectively, an increase of $188,000 and $400,000 over the prior year. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. For the six months ended June 30, 2006, net loans averaged $65.6 million as compared to $55.3 million for the first six months of fiscal year 2005, an increase of $10.3 million, or 18.6%. The increased income from loans helped offset increases in interest expense of $209,300, or 50.4%, and $425,100, or 55.2%, for the three and six months ended June 30, 2006, respectively. The increases in interest expense reflect both a higher volume of deposits and increases in short-term rates as the result of the Federal Reserve's nine increases in the targeted Federal Funds rate over the past year. Interest expense has also increased due to the Bank's greater use of FHLB borrowings to fund loan growth, as well as the Company's use of a revolving line of credit with The Banker's Bank to provide additional capital for the Bank. Reflecting the recent increases in short-term interest rates, which have not been accompanied by increased long-term rates, the Bank's interest rate spread decreased to 2.22% for the six months ended June 30, 2006 compared to 2.75% for the six months ended June 30, 2005. Net interest margin decreased to 2.48% for the 2006 period compared to 2.93% for the 2005 period.

Provision for Loan Losses. The provision for loan losses was $0 and $1,500 for the three and six months ended June 30, 2006, respectively, compared to $22,500 and $61,500 for the three and six months ended June 30, 2005, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At June 30, 2006, the Bank's allowance for loan losses was $386,800, or 0.57%, of the gross loan portfolio.

Noninterest Income. Noninterest income was $135,900 and $239,700 for the three and six months ended June 30, 2006, respectively, compared to $96,600 and
$177,900 for the three and six months ended June 30, 2005, respectively. The increase in nonintnerest income included an increase in service charges and fees which the Company attributes to a larger deposit base. Included in service charges and fees for the three and six months ended June 30, 2006 were $25,400 and $26,700 in ATM fees, an increase of $8,300 and $7,100 over 2005 when such fees were categorized as other income.

Noninterest Expense. Noninterest expense was $658,500 and $634,000 for the three months ended June 30, 2006 and 2005, respectively, and $1,306,200 and $1,230,600 for the six months ended June 30, 2006 and 2005, respectively.

Compensation and benefits expense decreased by $4,900, or 1.8%, to $261,800 for the three months ended June 30, 2006 compared to $266,700 for the three months ended June 30, 2005 and increased by $19,600, or 3.8%, to $533,900 for the six months ended June 30, 2006 compared to $514,300 for the six months ended June 30, 2005. The increase in compensation and benefits expense was primarily due to an increase in the cost of funding the Bank's defined benefit pension plan in the current low rate environment. Pension expense increased $15,500, or 117.4%, to $28,700 for the quarter and $29,800, or 108.0%, to $57,400 for the six-months ended June 30, 2006. Salaries decreased by $6,500, or 2.9%, to $215,900 for the three months ended June 30, 2006 compared to $222,400 for the three months ended June 30, 2005 and decreased by $4,200, or 1.0%, to $428,500 for the six months ended June 30, 2006 compared to $432,700 for the six months ended June 30, 2005. Director fees declined $10,000, or 88.9%, to $1,000 for the three months ended June 30, 2006 and $10,000, or 44.4% to $12,000 for the six months ended June 30, 2006 from $11,000 and $22,000 for the three and six months ended June 30, 2005 as directors have agreed to waive their fees until the end of September, 2006.

Professional fees increased $9,500, or 30.0%, to $41,200 for the three months ended June 30, 2006 and increased $25,200, or 49.7%, to $75,900 for the six months ended June 30, 2006 compared to $31,700 and $50,700 for the three and six months ended June 30, 2005 due to higher accruals for legal and accounting fees.

Computer and data processing expense increased by $10,100, or 17.5%, to $67,700 for the three months ended June 30, 2006 compared to $57,600 for the three months ended June 30, 2005 and increased by $22,700, or 20.8%, to $131,700 for the six months ended June 30, 2006 and compared to $109,000 for the six months ended June 30, 2005. The increase in computer and data processing expense reflects the decision to begin offering free internet banking and bill pay in response to competitive considerations as well as increases in charges by our core data processor.

Advertising expenses increased $8,900, or 35.0%, to $34,300 for the three months ended June 30, 2006 and decreased $5,600, or 9.5%, to $53,200 for the six months ended June 30, 2006 compared to $25,400 and $58,800 for the three and six months ended June 30, 2005. The increase during the quarter ending June 30, 2006 reflects the payment of disputed advertising invoices for the quarter ending March 31, 2006 that were paid after the end of the quarter ending March 31, 2006. The reduction during the six months ended June 30, 2006 was due primarily to a reduction in the amount of radio advertising employed by the Company.

Office supplies and postage expenses increased $3,600, or 13.2%, to $30,800 for the three months ended June 30, 2006 and increased $2,900, or 4.9%, to $62,400 for the six months ended June 30, 2006 compared to $27,200 and $59,500 for the three and six months ended June 30, 2005. The increase was due primarily to rising postage expenses and increased mailings due to the larger customer base.

Other operating expenses increased $1,700, or 1.9%, to $90,500 for the quarter and increased $4,100, or 2.3%, to $178,600 year-to-date due in part to an increase in regulatory assessments of $5,000, or 87.7%, to $10,700 for the three months ended June 30, 2006 and of $9,900, or 86.3%, to $21,300 for the six months ended June 30, 2006. ATM-related fees increased by $8,600, or 31.5%, to $35,900 for the three months ended June 30, 2006 and increased by $16,200, or 31.7%, to $67,300 for the six months ended June 30, 2006. Additionally, service charges on the Federal Home Loan Bank correspondent checking account increased by $600, or 5.1%, to $12,300 for the three months ended June 30, 2006 and by $3,500, or 16.1%, to $25,300 for the six months ended June 30, 2006.

Income Tax Expense. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Company determined in 2004 that it was appropriate to establish a valuation allowance of $418,500 for its net deferred tax assets. The balance of the valuation allowance at June 30, 2006 is $642,400. The increases in the valuation allowance for the six months ended June 30, 2006 of $75,600 relates to the net losses incurred in 2006.

As of June 30, 2006, we had approximately $2.2 million in net operating loss carrryforwards created by our losses in prior years. These loss carryforwards are available to offset our taxable income in future periods. Under Section 382 of the Internal Revenue Code, the availability of loss carryforwards is limited if we undergo an ownership change for tax purposes. An ownership change occurs when the percentage stock ownership of one or more 5% stockholders increase by more than 50 percentage points over the lowest percentage owned by these stockholders at any time during any three-year period. For purposes of this test, any new group of owners will be treated as a single 5% stockholder. Following an ownership change, the amount of taxable income which may be offset during any year by pre-change net operating loss carryforwards is limited to an amount equal to (i) the fair market value of the company immediately before the "ownership change," multiplied by (ii) the applicable long-term tax-exempt interest rate published by the Internal Revenue Service. To the extent the annual limitation in a year exceeds the taxable income for that year, the excess limitation may be carried forward to increase the following year's limitation.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

The Company's total assets as of June 30, 2006 were $74.5 million, an increase of $2.8 million, or 3.9%, from December 31, 2005's level of $71.7 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans which increased $3.7 million, or 7.8%. Net loans receivable increased by $3.0 million, or 4.6%, which reflected our continued marketing efforts. Commercial mortgage loans decreased $475,600, or 6.5%, and decreased to 10.1% of the loan portfolio at June 30, 2006 from 11.3% at December 31, 2005. The Company's investment securities decreased by $501,400, or 28.3%, to $1.3 million at June 30, 2006 due to maturities of securities. Premises and equipment decreased $102,000, or 4.5%, due to current year depreciation. The Company's cash and cash equivalents as of June 30, 2006 were $2.2 million, an increase of $200,000 from December 31, 2005's level of $2.0 million.

Liabilities increased by $2.6 million, or 3.8%, to $71.6 million due primarily to a $5.8 million, or 10.7%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances decreased $3.2 million, or 24.4%, to $9.8 million at June 30, 2006 from $13.0 million at December 31, 2005. The Bank has used proceeds from the increase in deposits to help pay down the advances. Advances under our line of credit from our correspondent bank decreased to $750,000 at June 30, 2006 from $850,000 at December 31, 2005 as we used a portion of the proceeds from the private placement of our common stock to pay down the line.

Stockholders' equity increased to $2.9 million at June 30, 2006 from $2.7 million at December 31, 2005. The small increase in stockholders' equity principally reflects $394,600 in proceeds from the private placement sale of 9,327 shares of Common Stock during the period and was partially offset by $222,300 in losses during the period.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                   June 30,        December 31,
                                                     2006             2005
                                                  ---------        ------------

Non-accrual loans                                 $159,533           $263,000
Accruing loans past due 90 days or more            110,052             44,000
                                                  --------           --------
  Total non-performing loans                       269,585            307,000
Foreclosed assets                                   53,525                 --
                                                  --------           --------
  Total non-performing assets                     $323,110           $307,000
                                                  ========           ========

Non-accrual loans at June 30, 2006 consisted of 6 loans. There were 7 accruing loans past due 90 days or more at June 30, 2006.

At June 30, 2006, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                           Six Months Ended
                                               June 30,
                                       ---------------------------
                                          2006             2005
                                       ----------      -----------

Balance, beginning of period           $ 387,822       $ 319,937
Loans charged off                         (3,197)        (16,192)
Loan recoveries                              711           4,605
                                       ---------       ---------
     Net charge-offs                      (2,486)        (11,587)

Provision for loan losses                  1,500          61,500
                                       ---------       ---------

Balance, end of period                 $ 386,836       $ 369,850
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

A major portion of our liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon our operating, investing, lending and financing activities during any given period. At June 30, 2006, cash and cash equivalents totaled $2.2 million.

The Bank's primary investing activities is the origination of loans. During the six months ended June 30, 2006 and 2005, loan originations totaled $12.5 million and $14.8 million, respectively. These originations were funded in part by proceeds from repayments of loans, maturities and calls of investment and mortgage-backed securities and an increase in deposits and FHLB borrowings.

At June 30, 2006, the Bank had $1.8 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates, which are scheduled to mature in one year or less, totaled $36.0 million at June 30, 2006. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that it will do so. In the event the Bank is unable to retain these deposits, it may seek replacement funding through the FHLB of Cincinnati or other sources.

The Bank relies primarily on local deposits for its funding needs. In order to finance loan growth, the Bank may also borrow from the FHLB of Cincinnati. At June 30, 2006, the Bank had $21.7 million in unused borrowing capacity at the FHLB of Cincinnati.

The Bank is subject to minimum capital requirements under OTS regulations. Under these regulations, the Bank must maintain a Tier 1 or Core Capital ratio of 5.0%, a Tier 1 Risk-Based Ratio of 6.0% and a total risk-based ratio of 10.0% to be "well capitalized." At June 30, 2006, the Bank's Tier 1/Core Capital ratio was 5.32%, its Tier 1 risk-based capital ratio was 9.11% and its total risk-based capital ratio was 10.00%. In order to maintain the Bank's well-capitalized" status, however, the Company was required to raise capital at quarter end in a private placement of common stock to directors. Subsequent to the end of the quarter, the Company raised an additional $276,000 from the sale of common stock. Estimated offering expenses were approximately $35,000. No assurance can be given that the Company will not be required to raise additional capital to maintain the Bank's well-capitalized status or that the Bank's well-capitalized status will be maintained.

The Company has previously borrowed $750,000 on a line of credit from a correspondent bank and $390,100 from directors to provide additional liquidity at the holding company level and for capital contributions for the Bank. The line of credit provides for an interest rate at the prime rate plus 0.25% (currently 8.50%) and is secured by the Company's stock in the Bank. Interest on the borrowing from directors is at 7.50% per annum. Both of these borrowings are scheduled to mature on November 15, 2006. Under the terms of the renewal of our loan from the correspondent bank, we are required to maintain an interest reserve of approximately $53,000, which is pledged as additional collateral, and Community First Bank is required to maintain a total risk-based capital ratio of at least 10%, a Tier 1 leverage ratio of a least 5.25% and a minimum equity capital of at least $3.0 million. Criticized loans may not exceed 5.0% of assets. The Company currently anticipates that it will be able to renew these borrowings on similar terms but does not have any assurances in this regard. In the event that the Company is unable to renew its third-party borrowing on acceptable terms, it would not have currently sufficient resources to repay the indebtedness and would seek to replace the borrowing with financing from another source or raise additional equity capital in a private placement or pursue a combination of these strategies. There can be no assurance, however, that the Company would be able to successfully replace its current funding if it is not available on acceptable terms or that it could avoid default.

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

In connection with their audit of our financial statements for the year ended December 31, 2005, our independent registered public accounting firm, King + Company, PSC, identified material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting. Specifically, King + Company PSC noted a failure to timely perform various account reconciliations. In addition, King + Company, PSC noted a lack of segregation of duties among the personnel responsible for reconciling various accounts. Management believes that these weaknesses are primarily attributable to human resource limitations within our accounting and financial reporting function and has instituted a schedule for accomplishing reconciliations as well as additional reviews of entries made by employees. The Company has hired additional personnel with internal audit experience. Daily reconciliations of the larger accounts and timely reconciliations of the other accounts are now being performed. We have allocated $75,000 of our allowance for loan loses to accommodate losses that we may incur in connection with uncollected overdrafts and other charges carried in our Due From Bank account. Actual losses will be recorded as they are identified during the reconciliation process. All entries made by personnel in the reconciliation function are now reviewed daily by a member of management.

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

Part II
                                OTHER INFORMATION


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          -----------------------------------------------------------

     (a) During the quarter ended June 30, 2006, the Registrant sold a total of 34,506 shares of common stock, $.01 par value, in a private placement under Rule 506 to directors of the Registrant and certain other accredited investors. The total offering price of the common stock was $276,048. The Registrant did not use an underwriter or placement agent for this offering.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

On June 1, 2006, the Company held its annual meeting of stockholders at which the following items were voted on.

     (1)  Election of Directors

                Nominee                      For              Withheld
     ------------------------------     --------------     -------------
     Paul W. Arison                        212,138            47,953
     Charlotte E. Baldwin                  212,138            47,953
     C. Barry Vaughn                       207,138            52,953

There were no abstentions or broker non-votes in the election of Directors.


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


                                       COMMUNITY FIRST BANCORP, INC.


Date: August 8, 2006                   /s/ William M. Tandy
                                       -----------------------------------------
                                       William M. Tandy, President
                                       (Duly Authorized Representative)


Date: August 8, 2006                    /s/ Michael D. Wortham
                                       -----------------------------------------
                                       Michael D. Wortham, Vice President
                                       (Chief Financial Officer)