Form 10QSB
period 2006-09-30
COMMUNITY FIRST BANCORP INC
filed 2006-11-14
CIK 1224499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM _________ TO _________


                         Commission File Number 0-50322


                          COMMUNITY FIRST BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)


             MARYLAND                                          36-4526348
-------------------------------------                  -------------------------
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

     As of September 30, 2006, there were 328,088 shares of the Registrant's common stock, par value $.01 per share, outstanding.

     Transitional Small Business Issuer Disclosure Format (check one):
         Yes       No   X
             ----     -----

                          COMMUNITY FIRST BANCORP, INC.

                             MADISONVILLE, KENTUCKY

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.  FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of September 30, 2006
                  (Unaudited) and December 31, 2005                           3
         Condensed Consolidated  Statements of Operations - (Unaudited)
                  for the three and nine months ended September 30, 2006
                  and 2005                                                    4
         Condensed Consolidated Statements of Cash Flows - (Unaudited)
                  for the nine months ended September 30, 2006 and 2005       5
         Condensed Consolidated Statements of Changes in Stockholders'
                  Equity - (Unaudited) for the nine months ended
                  September 30, 2006 and 2005                                 7
         Notes to Condensed Consolidated Financial Statements
                  (Unaudited)                                                 8

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                         12

Item 3.  Controls and Procedures                                             17

PART II. OTHER INFORMATION
-------

Item 6.  Exhibits                                                            19

Signatures                                                                   20

                          COMMUNITY FIRST BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                              2006                    2005
                                                                          -----------            ------------
                                                                          (UNAUDITED)
                                 ASSETS
Cash and cash equivalents:
    Cash and due from banks                                               $   644,907             $   785,814
    Interest-bearing demand deposits                                        1,231,097               1,223,134
                                                                          -----------             -----------
        Total cash and cash equivalents                                     1,876,004               2,008,948

Securities, held-to-maturity (market values of
   $60,085 and $69,257 at September 30, 2006
   and December 31, 2005, respectively)                                        57,304                  65,522
Securities, available-for-sale, at fair value                               1,221,755               1,703,147
Loans, net of the allowance for loan loss of
   $370,879 and $387,822 at September 30, 2006
   and December 31, 2005, respectively                                     70,695,998              64,578,288
Premises and equipment, net                                                 2,139,182               2,286,004
Foreclosed real estate                                                         52,716                      --
Federal Home Loan Bank (FHLB) stock                                           753,200                 721,900
Interest receivable                                                           371,710                 288,501
Deferred income taxes                                                           9,887                  16,587
Other assets                                                                   89,099                  59,817
                                                                          -----------             -----------
        Total assets                                                      $77,266,855             $71,728,714
                                                                          ===========             ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits                                                              $62,695,625             $54,476,673
    FHLB advances                                                          10,275,000              13,000,000
    Advances under line of credit                                             750,000                 850,000
    Loans from directors                                                      390,126                 400,000
    Interest payable and other liabilities                                    355,594                 282,040
                                                                          -----------             -----------
        Total liabilities                                                  74,466,345              69,008,713
                                                                          -----------             -----------

Stockholders' equity:
    Preferred stock, $.01 par value;
      authorized 1,000,000 shares                                                  --                      --
    Common stock, $.01 par value: authorized,
      5,000,000 shares; issued and outstanding
      328,088 at September 30, 2006 and 277,725
      at December 31, 2005                                                      3,280                   2,777
    Additional paid-in capital                                              2,829,943               2,457,428
    Retained earnings - substantially
      restricted                                                              (13,518)                291,993
    Accumulated other comprehensive loss                                      (19,195)                (32,197)
                                                                          -----------             -----------
        Total stockholders' equity                                          2,800,510               2,720,001
                                                                          -----------             -----------
        Total liabilities and stockholders' equity
                                                                          $77,266,855             $71,728,714
                                                                          ===========             ===========


            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                SEPTEMBER 30,
                                            -----------------------------            ----------------------------------
                                              2006                2005                   2006                   2005
                                            ----------          ---------            ----------              ----------
Interest and dividend income:
  Loans                                     $1,081,771          $ 882,577            $3,074,640              $2,460,955
  Investment securities                         10,665             18,973                37,584                  64,682
  Dividends on FHLB Stock                       10,761              8,638                31,491                  25,405
                                            ----------          ---------            ----------              ----------
      Total interest and
        dividend income                      1,103,197            910,188             3,143,715               2,551,042
                                            ----------          ---------            ----------              ----------

Interest expense:
  Deposits                                     533,874            356,310             1,443,233                 969,485
  FHLB advances                                132,141            105,237               367,642                 250,587
  Other borrowings                              23,881             12,442                73,854                  33,832
                                            ----------          ---------            ----------              ----------
      Total interest expense                   689,896            473,989             1,884,729               1,253,904
                                            ----------          ---------            ----------              ----------

      Net interest income                      413,301            436,199             1,258,986               1,297,138

  Provision for loan losses                     16,000              8,000                17,500                  69,500
                                            ----------          ---------            ----------              ----------

      Net interest income
        after provision for
        loan losses                            397,301            428,199             1,241,486               1,227,638
                                            ----------          ---------            ----------              ----------

Noninterest income:
  Service charges and fees                     128,398            101,555               345,827                 272,721
  Gain (loss) on sale of
    foreclosed assets                               --             (2,000)                                       (2,000)
  Foreclosed real estate
    expense, net                                  (376)              (973)                 (926)                 (4,499)
  Gain (loss) on sale of
    repossessed vehicles                            --                 --                    --                  (1,965)
  Gain (loss) on sale of
    fixed assets                                    --                 --                 3,000
  Insurance commissions and
    premiums                                     2,080              1,839                 4,633                   4,600
  Other income                                   5,440              2,167                22,709                  11,626
                                            ----------          ---------            ----------              ----------
    Total noninterest income                   135,542            102,588               375,243                 280,483
                                            ----------          ---------            ----------              ----------

Noninterest expense:
  Compensation and benefits                    248,745            254,273               782,659                 768,610
  Directors fees                                 1,200             10,800                13,200                  32,400
  Occupancy expense                             78,227             84,787               239,441                 243,825
  Insurance premiums                            10,671             10,015                30,669                  21,358
  Data processing                               69,152             68,808               200,877                 177,828
  Advertising                                   18,389             14,590                71,569                  73,352
  Office supplies and postage                   27,889             30,133                90,288                  89,647
  Payroll and other taxes                       37,399             39,477               114,629                 111,224
  Professional fees                             28,246             25,884               104,179                  76,581
  Other operating expenses                      96,089             81,661               274,729                 245,993
                                            ----------          ---------            ----------              ----------
      Total noninterest
          expense                              616,007            620,428             1,922,240               1,840,818
                                            ----------          ---------            ----------              ----------
Loss before income taxes                       (83,164)           (89,641)             (305,511)               (332,697)
Provision (credit) for income
  taxes                                             --                 --                    --                      --

Net loss                                    $  (83,164)         $ (89,641)           $ (305,511)             $ (332,697)
                                            ==========          =========            ==========              ==========
Basic loss per share                        $    (0.25)         $   (0.32)           $    (0.99)             $    (1.20)
                                            ==========          =========            ==========              ==========
Diluted loss per share                      $    (0.25)         $   (0.32)           $    (0.99)             $    (1.20)
                                            ==========          =========            ==========              ==========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                             -----------------------------
                                                                 2006             2005
                                                             ------------    ------------
Operating Activities:
    Net loss                                                 $   (305,511)   $   (332,697)
    Adjustments to reconcile net loss to net
      Cash provided by/(used in) operating activities:
        FHLB stock dividend                                       (31,300)        (24,600)
        Provision for loan losses                                  17,500          69,500
        Depreciation, amortization and accretion                  154,602         162,776
        Loss on sale of foreclosed assets                            --             2,000
        Loss on sale of repossessed vehicles                         --             1,965
        Deferred compensation for Restricted Stock Plan ..         (4,976)           --
        Change in assets and liabilities:
            Other assets                                          (81,998)        (81,137)
            Accrued interest receivable and other assets .        (83,209)        (54,201)
            Accrued interest payable and other liabilities       (154,649)        272,223
                                                             ------------    ------------
                Net cash provided by/(used in)
                  operating activities                           (489,541)         15,829
                                                             ------------    ------------

Investing Activities:
    Net increase in loans                                      (6,135,210)     (9,958,828)
    Proceeds from maturities/calls of available-for-sale
       securities                                                 500,000            --
    Proceeds from maturities/calls of held-to-maturity
       securities                                                   8,215          18,109
    Proceeds from sale of other real estate owned                    --            23,000
    Purchases of premises and equipment                            (6,683)           (650)
                                                             ------------    ------------
                Net cash used in investing activities          (5,633,678)     (9,918,369)
                                                             ------------    ------------

Financing Activities:
    Net increase in deposits                                    8,452,131       6,544,673
    Payments on short-term borrowings                         (18,925,000)     (9,500,000)
    Proceeds from short-term borrowings                        16,100,000       9,500,000
    Proceeds from issuance of stock                               363,144            --
                                                             ------------    ------------
                Net cash provided by financing activities       5,990,275       6,544,673
                                                             ------------    ------------

Net decrease in cash and cash equivalents                        (132,944)     (3,357,867)
Cash and cash equivalents, beginning of period                  2,008,948       5,793,196
                                                             ------------    ------------
Cash and cash equivalents, end of period                     $  1,876,004    $  2,435,329
                                                             ============    ============

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             ------------------------
                                                                 2006        2005
                                                             ----------   -----------
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest                                       $1,810,875   $1,220,072
                                                             ==========   ==========

NON-CASH TRANSACTIONS:
Federal Home Loan Bank Stock dividend received               $   31,300   $   24,600
                                                             ==========   ==========
Loans transferred to real estate                             $       --   $   25,000
                                                             ==========   ==========
Notes converted to stock                                     $    9,874   $       --
                                                             ==========   ==========

            See notes to condensed consolidated financial statements.

                          COMMUNITY FIRST BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

                                                           COMMON STOCK             ADDITIONAL
                                                    ----------------------------    PAID-IN          RETAINED
                                                        SHARES       AMOUNT         CAPITAL          EARNINGS
                                                    ---------------------------------------------------------------
    BALANCE, JANUARY 1, 2005                             277,725     $   2,777    $   2,457,428     $    731,477

      Comprehensive loss
        Net loss                                          --           --              --               (332,697)
        Change in unrealized loss on
          available-for-sale securities, net of
          taxes                                           --           --              --               --


           Total comprehensive loss
                                                    ------------     ---------    -------------     ------------

    BALANCE, SEPTEMBER 30, 2005                          277,725     $   2,777    $   2,457,428     $    398,780
                                                    ============     =========    =============     ============

    BALANCE, JANUARY 1, 2006                             277,725     $   2,777    $   2,457,428     $    291,993

      Comprehensive loss

        Net loss                                                                                        (305,511)
        Change in unrealized loss on
          available-for-sale securities, net of
          taxes

           Total comprehensive loss

      Issuance of stock                                   50,363           503          372,515
                                                    ------------     ---------    -------------     ------------
    BALANCE, SEPTEMBER 30, 2006                          328,088     $   3,280    $   2,829,943     $    (13,518)
                                                    ============     =========    =============     ============

                                                      ACCUMULATED
                                                        OTHER
                                                     COMPREHENSIVE       COMPREHENSIVE
                                                     INCOME (LOSS)       INCOME (LOSS)         TOTAL
                                                    --------------------------------------------------------

    BALANCE, JANUARY 1, 2005                         $      (28,187)          --            $  3,163,495

      Comprehensive loss
        Net loss                                          --             $    (332,697)         (332,697)
        Change in unrealized loss on
          available-for-sale securities, net of
          taxes                                              (4,700)            (4,700)           (4,700)
                                                                         -------------

           Total comprehensive loss                                      $    (337,397)
                                                     --------------      =============      ------------

    BALANCE, SEPTEMBER 30, 2005                      $      (32,887)                        $  2,826,098
                                                     ==============                         ============

    BALANCE, JANUARY 1, 2006                         $      (32,197)                        $  2,720,001

      Comprehensive loss

        Net loss                                                              (305,511)         (305,511)
        Change in unrealized loss on
          available-for-sale securities, net of
          taxes                                              13,002             13,002            13,002
                                                                         -------------
           Total comprehensive loss                                      $    (292,509)
                                                                         =============
      Issuance of stock                                                                          373,018
                                                     --------------                         ------------
    BALANCE, SEPTEMBER 30, 2006                      $      (19,195)                        $  2,800,510
                                                     ==============                         ============

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


3.       STOCK-BASED EMPLOYEE COMPENSATION PLAN

         Stock Option Plan

         At September 30, 2006, the Company has a stock option plan, which is described more fully in the notes to the Company's December 31, 2005 audited financial statements contained in the Company's Annual Report on Form 10-KSB. Through December 31, 2005, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income for 2005, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                              FOR THE NINE MONTH PERIOD  FOR THE THREE MONTH PERIOD
                                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                                        2005                        2005
                                                              -----------------------------------------------------
Net loss, as reported                                         $ (332,697)                   $  (89,641)

Less total  stock-based  employee
     compensation  cost determined  under
     the fair value based method, net of
     income taxes                                                  9,718                         3,239
                                                                --------                     ---------

 Pro forma net loss                                           $ (342,415)                   $  (92,880)
                                                                ========                     =========

Earnings per share:
     Basic - as reported                                      $    (1.20)                   $    (0.32)
                                                                ========                     =========
     Basic - pro forma                                        $    (1.23)                   $    (0.33)
                                                                ========                     =========
     Diluted - as reported                                    $    (1.20)                   $    (0.32)
                                                                ========                     =========
     Diluted - pro forma                                      $    (1.23)                   $    (0.33)
                                                                ========                     =========

         On December 8, 2005 the optionees agreed to the cancellation of all the outstanding stock options, which totaled 16,442 as of that date.

         Restricted Stock Plan

         The Company has a Restricted Stock Plan, covering 8,331 shares of common stock, whose purpose is to reward and to retain personnel of experience and ability in key positions of responsibility with the Bank and any subsidiaries with an increased equity interest in the Company as compensation for their prior and anticipated future professional contributions and service to the Bank and any subsidiaries. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of until the shares are earned and non-forfeitable. The shares awarded under the Restricted Stock Plan shall be earned and non-forfeitable at the rate of one-fifth per year over five years from the grant date. During May 2005 the Company granted 5,197 shares with a restriction period of five years at a market price of $11.50. Deferred compensation expenses recorded for the three and nine months ended September 30, 2006 relating to these shares of restricted stock was approximately $3,000 and $6,000, respectively.

4.       OTHER COMPREHENSIVE LOSS

         Other comprehensive loss components and related taxes were as follows:

                                                       FOR THE NINE          FOR THE NINE
                                                        MONTH PERIOD         MONTH PERIOD
                                                     ENDED SEPTEMBER 30      ENDED SEPTEMBER 30,
                                                              2006                2005
                                                              ----                ----
         Unrealized loss on available-
            for-sale securities before
            tax effect                                   $(19,705)             $ 7,121
         Tax benefit                                        6,700              (2,421)
                                                         --------             -------
                  Other comprehensive
                    income (loss)                        $(13,005)             $(4,700)
                                                         =========             =======

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

         The following data show the amounts used in computing earnings per share (EPS).

                                                                         2006                   2005
                                                                         ----                   ----
                  Nine Months ended September 30,
                    Net loss                                           $(305,511)            $(332,697)
                    Weighted average number of
                      common shares                                      310,121               277,725
                                                                       ---------             ---------
                           Basic and dilutive
                              loss per share                           $   (0.99)            $   (1.20)
                                                                       =========             =========


                                                                         2006                    2005
                                                                         ----                    ----
                  Three Months ended September 30,
                    Net loss                                            $(83,164)            $ (89,641)
                    Weighted average number of
                      common shares                                      328,088               277,725
                                                                        --------             ---------
                           Basic and dilutive
                              loss per share                            $  (0.25)            $   (0.32)
                                                                        ========             =========

     6. REGULATORY CAPITAL

         The Bank's actual capital and its statutory required capital levels are as follows (dollars in thousands):

                                                    SEPTEMBER 30, 2006
                             ------------------------------------------------------------------------------
                                                                                           TO BE WELL
                                                                                           CAPITALIZED
                                                                                              UNDER
                                                                                              PROMPT
                                                                 FOR CAPITAL                CORRECTIVE
                                                                  ADEQUACY                    ACTION
                                                                  PURPOSES                  PROVISIONS
                             -------------------------   ------------------------   -----------------------
                                      ACTUAL                      REQUIRED                  REQUIRED
                             -------------------------   -------------------------  -----------------------
                                AMOUNT        %             AMOUNT        %            AMOUNT         %
                             -------------------------   -------------------------  -----------------------
Tier 1 core capital          $3,911          5.06%       $3,092         4.00%       $3,865          5.00%
Tangible equity capital       3,911          5.06         1,159         1.50%          n/a           n/a
Total Risk-based capital      4,282          9.45         3,626         8.00%        4,533         10.00%
Tier 1 Risk-based capital     3,911          8.63         1,813         4.00%        2,720          6.00%

                                                    DECEMBER 31, 2005
                             ------------------------------------------------------------------------------
                                                                                           TO BE WELL
                                                                                           CAPITALIZED
                                                                                              UNDER
                                                                                              PROMPT
                                                                 FOR CAPITAL                CORRECTIVE
                                                                  ADEQUACY                    ACTION
                                                                  PURPOSES                  PROVISIONS
                             -------------------------   ------------------------   -----------------------
                                      ACTUAL                      REQUIRED                  REQUIRED
                             -------------------------   -------------------------  -----------------------
                                AMOUNT        %             AMOUNT        %            AMOUNT         %
                             -------------------------   -------------------------  -----------------------
Tier 1 core capital             $3,923          5.47%       $2,871      4.00%         $3,589        5.00%
Tangible equity capital          3,923          5.47%        1,077      1.50%          1,077        1.50%
Total Risk-based capital         4,311         10.22%        3,373      8.00%          4,217       10.00%
Tier 1 Risk-based capital        3,923          9.30%        1,687      4.00%          2,530        6.00%

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

Based on the procedures discussed above, management is of the opinion that the reserve of $370,879 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at September 30, 2006.

DEFERRED INCOME TAXES. We have recorded a net deferred tax asset of $9,900 as of September 30, 2006, relating to the unrealized losses on available-for-sale securities. We evaluate this asset on a quarterly basis. We have recorded a valuation allowance on our remaining deferred tax asset, as we can not determine that it is more likely than not that it will be utilized. At September 30, 2006, the valuation allowance is $670,700.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

NET INCOME/LOSS. Net loss for the three months ended September 30, 2006 was $83,200 ($0.25 per share) compared to a net loss of $89,600 ($0.32 per share) for the three months ended September 30, 2005. Net loss for the nine months ended September 30, 2006 was $305,500 ($0.99 per share) compared to a net loss of $332,700 ($1.20 per share) for the nine months ended September 30, 2005. The improvement in net loss for the 2006 periods reflected increases in non-interest income and, for the nine-month period, a lower provision for loan losses, which offset a decrease in net interest income and an increase in other expenses for the periods.

NET INTEREST INCOME. Net interest income decreased $22,900, or 5.2%, to $413,300 for the three months ended September 30, 2006 compared to $436,200 for the three months ended September 30, 2005. Year-to-date net interest income was $1,259,000 compared to $1,297,100 for the nine months ended September 30, 2005, a decrease of $38,100, or 2.9%. The decrease in net interest income during the 2006 periods was attributable to an increase in interest expense for deposits and Federal Home Loan Bank and other borrowings, which offset an increase in interest income. Interest income for the three and nine months ended September 30, 2006 was $1.1 million and $3.1 million, respectively, an increase of $193,000 and $592,700 over the prior year. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. For the nine months ended September 30, 2006, net loans averaged $66.7 million as compared to $57.0 million for the first nine months of fiscal year 2005, an increase of $9.7 million, or 17.0%. The increased income from loans helped offset increases in interest expense of $215,900, or 45.5%, and $630,800, or 50.3%, for the three and nine months ended September 30, 2006, respectively. The increases in interest expense reflect both a higher volume of deposits and increases in short-term rates as the result of the Federal Reserve's four increases in the targeted Federal Funds rate over the past year. Interest expense increased due to higher rates and the Bank's greater use of FHLB borrowings to fund loan growth, as well as the Company's use of a revolving line of credit with The Banker's Bank to provide additional capital for the Bank. Reflecting the recent increases in short-term interest rates, which have not been accompanied by increased long-term rates, the Bank's interest rate spread decreased to 1.99% for the nine months ended September 30, 2006 compared to 2.47% for the nine months ended September 30, 2005. Net interest margin decreased to 2.36% for the 2006 period compared to 2.71% for the 2005 period.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $16,000 and $17,500 for the three and nine months ended September 30, 2006, respectively, compared to $8,000 and $69,500 for the three and nine months ended September 30, 2005, respectively. The Bank makes provisions for loan losses in amounts deemed necessary to maintain the adequacy of the allowance for loan losses. At September 30, 2006, the Bank's allowance for loan losses was $370,879, or 0.52%, of the gross loan portfolio.

NONINTEREST INCOME. Noninterest income was $135,500 and $375,200 for the three and nine months ended September 30, 2006, respectively, compared to $102,600 and $280,500 for the three and nine months ended September 30, 2005, respectively. The increase in nonintnerest income included an increase in service charges and fees which the Company attributes to a larger deposit base. Included in service charges and fees for the three and nine months ended September 30, 2006 were $27,200 and $79,300 in ATM fees, an increase of $6,900 and $22,300 over 2005 when such fees were categorized as other income.

NONINTEREST EXPENSE. Noninterest expense was $616,000 and $620,400 for the three months ended September 30, 2006 and 2005, respectively, and $1,922,200 and $1,840,800 for the nine months ended September 30, 2006 and 2005, respectively.

Compensation and benefits expense decreased by $5,600, or 2.2%, to $248,700 for the three months ended September 30, 2006 compared to $254,300 for the three months ended September 30, 2005 and increased by $14,100, or 1.8%, to $782,700 for the nine months ended September 30, 2006 compared to $768,600 for the nine months ended September 30, 2005. The increase in compensation and benefits expense was primarily due to an increase in the cost of funding the Bank's defined benefit pension plan in the current low rate environment. Pension expense increased $15,500, or 117.4%, to $28,700 for the quarter and $45,100, or 110.3%, to $86,000 for the nine-months ended September 30, 2006. Salaries decreased by $21,300, or 9.5%, to $201,900 for the three months ended September 30, 2006 compared to $223,200 for the three months ended September 30, 2005 and decreased by $25,500, or 3.9%, to $630,400 for the nine months ended September 30, 2006 compared to $655,900 for the nine months ended September 30, 2005. Director fees declined $9,600, or 88.9%, to $1,200 for the three months ended September 30, 2006 and $19,200, or 59.3% to $13,200 for the nine months ended September 30, 2006 from $10,800 and $32,400 for the three and nine months ended September 30, 2005 as certain directors have agreed to waive their fees indefinitely.

Professional fees increased $2,300, or 8.9%, to $28,200 for the three months ended September 30, 2006 and increased $27,600, or 36.0%, to $104,200 for the nine months ended September 30, 2006 compared to $25,900 and $76,600 for the three and nine months ended September 30, 2005 due to higher accruals for legal and accounting fees.

Computer and data processing expense increased by $400, or 0.6%, to $69,200 for the three months ended September 30, 2006 compared to $68,800 for the three months ended September 30, 2005 and increased by $23,100, or 13.0%, to $200,900 for the nine months ended September 30, 2006 and compared to $177,800 for the nine months ended September 30, 2005. The increase in computer and data processing expense reflects the decision to begin offering free internet banking and bill pay in response to competitive considerations as well as increases in charges by our core data processor.

Advertising expenses increased $3,800, or 26.0%, to $18,400 for the three months ended September 30, 2006 and decreased $1,800, or 2.5%, to $71,600 for the nine months ended September 30, 2006 compared to $14,600 and $73,400 for the three and nine months ended September 30, 2005. The increase during the quarter ending September 30, 2006 reflects increased radio and advertising costs.

Office supplies and postage expenses decreased $2,200, or 7.3%, to $27,900 for the three months ended September 30, 2006 and increased $700, or 0.8%, to $90,300 for the nine months ended September 30, 2006 compared to $30,100 and $89,600 for the three and nine months ended September 30, 2005. The increase during the nine months ended September 30, 2006 was due primarily to rising postage expenses and increased mailings due to the larger customer base.

Other operating expenses increased $14,400, or 17.6%, to $96,100 for the quarter and increased $28,700, or 11.7%, to $274,700 year-to-date due in part to an increase in regulatory assessments of $1,000, or 10.1%, to $10,900 for the three months ended September 30, 2006 and of $10,900, or 51.2%, to $32,200 for the nine months ended September 30, 2006. ATM-related fees increased by $9,900, or 35.5%, to $37,800 for the three months ended September 30, 2006 and increased by $26,200, or 33.2%, to $105,100 for the nine months ended September 30, 2006. Additionally, service charges on the Federal Home Loan Bank correspondent checking account increased by $1,100, or 8.3%, to $14,400 for the three months ended September 30, 2006 and by $4,600, or 13.1%, to $39,700 for the nine months ended September 30, 2006.

The FDIC has adopted a new risk-based deposit insurance assessment system that will require all FDIC-insured institutions to pay quarterly premiums beginning in 2007. Annual premiums will range from 5 and 7 basis points for well-capitalized banks with the highest examination ratings to up to 43 basis points for undercapitalized institutions. The Bank will be able to offset the premium with an estimated assessment credit of $41,000 for premiums paid prior to 1996.

INCOME TAX EXPENSE. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and has established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Company determined in 2004 that it was appropriate to establish a valuation allowance of $418,500 for its net deferred tax assets. The balance of the valuation allowance at September 30, 2006 is $670,700. The increases in the valuation allowance for the nine months ended September 30, 2006 of $103,900 relates to the net losses incurred in 2006.

As of September 30, 2006, we had approximately $2.2 million in net operating loss carrryforwards created by our losses in prior years. These loss carryforwards are available to offset our taxable income in future periods. Under Section 382 of the Internal Revenue Code, the availability of loss carryforwards is limited if we undergo an ownership change for tax purposes. An ownership change occurs when the percentage stock ownership of one or more 5% stockholders increase by more than 50 percentage points over the lowest percentage owned by these stockholders at any time during any three-year period. For purposes of this test, any new group of owners will be treated as a single 5% stockholder. Following an ownership change, the amount of taxable income which may be offset during any year by pre-change net operating loss carryforwards is limited to an amount equal to (i) the fair market value of the company immediately before the "ownership change," multiplied by (ii) the applicable long-term tax-exempt interest rate published by the Internal Revenue Service. To the extent the annual limitation in a year exceeds the taxable income for that year, the excess limitation may be carried forward to increase the following year's limitation.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

The Company's total assets as of September 30, 2006 were $77.3 million, an increase of $5.6 million, or 7.8%, from December 31, 2005's level of $71.7 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans which increased $6.3 million, or 13.2%. Net loans receivable increased by $6.1 million, or 9.4%, which reflected our continued marketing efforts. Commercial mortgage loans decreased $293,800, or 3.8%, and decreased to 10.4% of the loan portfolio at September 30, 2006 from 11.3% at December 31, 2005. The Company's investment securities decreased by $489,600, or 27.7%, to $1.3 million at September 30, 2006 due to maturities of securities. Premises and equipment decreased $146,800, or 6.4%, due to current year depreciation. The Company's cash and cash equivalents as of September 30, 2006 were $1.9 million, a decrease of $100,000 from December 31, 2005's level of $2.0 million.

Liabilities increased by $5.5 million, or 7.9%, to $74.5 million due primarily to a $8.2 million, or 15.1%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances decreased $2.7 million, or 21.0%, to $10.3 million at September 30, 2006 from $13.0 million at December 31, 2005. The Bank has used proceeds from the increase in deposits to help pay down the advances. Advances under our line of credit from our correspondent bank decreased to $750,000 at September 30, 2006 from $850,000 at December 31, 2005 as we used a portion of the proceeds from the private placement of our common stock to pay down the line.

Stockholders' equity increased to $2.8 million at September 30, 2006 from $2.7 million at December 31, 2005. The small increase in stockholders' equity principally reflects $394,600 in proceeds from the issue of 50,363 shares of Common Stock during the period and was partially offset by $305,500 in losses during the period.

ASSET QUALITY

The following table sets forth information regarding the Bank's nonperforming assets at the dates indicated.

                                                                             SEPTEMBER 30,           DECEMBER 31,
                                                                                 2006                    2005
                                                                             ------------            ------------
  Non-accrual loans                                                             $ 90,000               $263,000
  Accruing loans past due 90 days or more                                        328,200                 44,000
                                                                                --------               --------
    Total non-performing loans                                                   418,200                307,000
  Foreclosed assets                                                               52,700                     --
                                                                                --------               --------
    Total non-performing assets                                                 $470,900               $307,000
                                                                                ========               ========

Non-accrual loans at September 30, 2006 consisted of 2 loans. There were 10 accruing loans past due 90 days or more at September 30, 2006.

At September 30, 2006, there were no loans outstanding not reflected in the above table as to which known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

An analysis of the changes in the allowance for loan losses is as follows:

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                          -----------------------------
                                                                             2006                2005
                                                                          ---------           ---------
Balance, beginning of period                                               $387,822           $ 319,937
Loans charged off                                                           (35,454)            (16,192)
Loan recoveries                                                               1,011               5,086
                                                                          ---------           ---------
     Net charge-offs                                                        (34,443)            (11,106)


Provision for loan losses                                                    17,500              69,500
                                                                          ---------           ---------

Balance, end of period                                                     $370,879           $ 378,331
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

The Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits and funds provided from operations. The Bank is also able to obtain advances from the FHLB of Cincinnati. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing time certificates and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on our commitments to make loans and management's assessment of our ability to generate funds.

A major portion of our liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon our operating, investing, lending and financing activities during any given period. At September 30, 2006, cash and cash equivalents totaled $1.9 million.

The Bank's primary investing activities is the origination of loans. During the nine months ended September 30, 2006 and 2005, loan originations totaled $21.9 million and $25.7 million, respectively. These originations were funded in part by proceeds from repayments of loans, maturities and calls of investment and mortgage-backed securities and an increase in deposits and FHLB borrowings.

At September 30, 2006, the Bank had $2.7 million in outstanding commitments to originate loans. The Bank anticipates that it will have sufficient funds available to meet its current loan origination commitments. Time certificates, which are scheduled to mature in one year or less, totaled $40.4 million at September 30, 2006. Based on historical experience, management believes that a significant portion of such deposits will remain with the Bank, although there can be no assurance that it will do so. In the event the Bank is unable to retain these deposits, it may seek replacement funding through the FHLB of Cincinnati or other sources.

The Bank relies primarily on local deposits for its funding needs. In order to finance loan growth, the Bank may also borrow from the FHLB of Cincinnati. At September 30, 2006, the Bank had $22.0 million in unused borrowing capacity at the FHLB of Cincinnati.

The Bank is subject to minimum capital requirements under OTS regulations. Under these regulations, banks must maintain a Tier 1 or Core Capital ratio of 5.0%, a Tier 1 Risk-Based Ratio of 6.0% and a total risk-based ratio of 10.0% to be "well capitalized." To be adequately capitalized a bank must maintain a Tier 1 Ratio of 4.0%, a Tier 1 Risk-Based Ratio of 4.0% and a Total Risk-Based Capital Ratio of 8.0%. At September 30, 2006, the Bank's Tier 1/Core Capital ratio was 5.06%, its Tier 1 risk-based capital ratio was 8.63% and its total risk-based capital ratio was 9.45%.

The Company has previously borrowed $750,000 on a line of credit from a correspondent bank and $390,100 from directors to provide additional liquidity at the holding company level and for capital contributions for the Bank. The line of credit provides for an interest rate at the prime rate plus 0.25% (currently 8.50%) and is secured by the Company's stock in the Bank. Interest on the borrowing from directors is at 7.50% per annum. Both of these borrowings are scheduled to mature on November 15, 2006. Under the terms of the renewal of our loan from the correspondent bank, we are required to maintain an interest reserve of approximately $53,000, which is pledged as additional collateral, and Community First Bank is required to maintain a total risk-based capital ratio of at least 10% (Bank's ratio at September 30, 2006 was 9.45%), a Tier 1 leverage ratio of a least 5.25% and a minimum equity capital of at least $3.0 million. Criticized loans may not exceed 5.0% of assets. Although Community First Bank is not currently in compliance with the regulatory capital requirements in the loan agreement, the lender has not declared a default. The Company currently anticipates that it will be able to renew these borrowings on similar terms but does not have any assurances in this regard. In the event that the Company is unable to renew its third-party borrowing on acceptable terms, it would not have currently sufficient resources to repay the indebtedness and would seek to replace the borrowing with financing from another source or raise additional equity capital in a public offering or private placement or pursue a combination of these strategies. The Company has a registration statement on file with the SEC for the sale of up to 862,500 shares of common stock. There can be no assurance, however, that the Company would be able to successfully replace its current funding if it is not available on acceptable terms or that it could avoid default.

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


ITEM 6.  EXHIBITS
         -------

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


                                    COMMUNITY FIRST BANCORP, INC.


Date: November 14, 2006             /s/ William M. Tandy
                                    --------------------------------------------
                                    William M. Tandy, President
                                    (Duly Authorized Representative)


Date: November 14, 2006             /s/ Michael D. Wortham
                                    --------------------------------------------
                                    Michael D. Wortham, Vice President
                                    (Chief Financial Officer)