Form 10KSB
period 2006-12-31
COMMUNITY FIRST BANCORP INC
filed 2007-04-16
CIK 1224499

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ________________________

                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934
         For the Fiscal Year Ended December 31, 2006
                                   -----------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934
         For the transition period from __________ to __________

                           Commission File No. 0-50322
                                               -------

                          COMMUNITY FIRST BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        Maryland                                                 36-4526348
-------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employee
Incorporation or Organization                                Identification No.)

2420 North Main Street, Madisonville, Kentucky                     42431
----------------------------------------------                     -----
(Address of Principal Executive Offices)                         (Zip Code)

                    Issuer's Telephone Number (270) 326-3500
                                              --------------

       Securities Registered Under Section 12(b) of the Exchange Act:   None
                                                                      --------

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

State issuer's revenues for its most recent fiscal year: $4.8 million

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.95 million as of March 22, 2007 based on the last sale ($6.96 per share) reported on the OTC Bulletin Board as of that date. Solely for purposes of this calculation, the term "affiliate" refers to all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant's common stock.

As of March 22, 2007, there were issued and outstanding 336,120 shares of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

     Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

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

Item 1.  Description of Business
--------------------------------

         The  Company.   Community  First  Bancorp,  Inc.  (the  "Company")  was
incorporated as a Maryland corporation to become the holding company for Community First Bank (the "Bank") upon completion of its conversion to stock form. Community First Bancorp, Inc. does not engage in any activities other than holding the stock of Community First Bank. At December 31, 2006, the Company had total assets of $79.1 million, loans receivable of $72.8 million, total deposits of $64.7 million and total equity of $2.4 million.

         Our   executive   offices  are  located  at  2420  North  Main  Street,
Madisonville, Kentucky and our main telephone number is (270) 326-3500. We also maintain a website at www.cfbky.com.

         The Bank. Community First Bank is a federal stock savings bank operating through two offices in Madisonville, Kentucky. Founded in 1923 as the Madisonville Building and Loan Association, Community First Bank converted to a federal mutual savings bank charter and adopted its current name in 2002. In June 2003, Community First Bank converted to stock form and became a subsidiary of Community First Bancorp, Inc. Community First Bank is a member of the Federal Home Loan Bank System. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation.

         Community First Bank's principal business consists of attracting deposits from the general public and originating residential mortgage loans. Community First Bank also offers commercial and multi-family real estate loans, various types of consumer loans and a limited number of commercial business loans.

Market Area

         We consider our primary market area to be the City of Madisonville and surrounding Hopkins County, Kentucky. Located in the Western Coalfield Region of Kentucky, Hopkins County had a population of approximately 46,161 in 2005. Madisonville is located on US-41 (which will be part of the future Interstate 69
- designed to run North-South through the United States connecting Canada and Mexico) and just seven miles from the junction with the Western Kentucky Parkway which connects the Lexington/Louisville area to the western part of the state and Interstate 24. Madisonville is 49 miles south of Evansville, Indiana, 104 miles northwest of Nashville, Tennessee, and 153 miles southwest of Louisville, Kentucky. It is one half hour from Interstate 24. Commercial airline service is available at the Evansville Regional Airport in Evansville Indiana and Owensboro-Daviess County Regional Airport (both are within 50 miles of the city.) Madisonville is the county seat and largest city in Hopkins County and is home to one of the major healthcare facilities in the Commonwealth of Kentucky. The city is 35 miles from Kentucky's Lake Region, a popular recreation area consisting of two of Kentucky's largest lakes - Kentucky Lake and Lake Barkley.

         The largest employers in Madisonville and the surrounding communities include the Trover Regional Medical Center, General Electric Aircraft Engine, Carhartt, Inc. and Lear Corporation. By industry, the largest sectors of the Madisonville economy are healthcare and manufacturing. Land O' Frost, Inc., a packaged lunch meat producer, is in the process of completing a $49 million, 175,000 square foot industrial facility that will bring 500 new jobs to the area. Additionally, Fort Knox National recently established a new call center that will eventually add approximately 200 new jobs and Jennmar Corporation, a manufacturer of mining support products, announced it will build a 45,000 square foot plant which will generate over 40 new jobs.

         The 2005 unemployment rate for Hopkins County was 6.1%, the same rate as the state-wide rate. The median household income of $36,780 in 2005 for Hopkins County was below the median for Kentucky as a whole of $41,175 and for the United States of $49,747. Projections for median household income growth through 2010 for Hopkins County exceed the projections for growth in the United States as a whole. While the population of Madisonville grew by approximately 19% from 1990 to 2000, Hopkins County as a whole grew less than 1.0%. By comparison, the population of Kentucky grew by 9.6%.

Lending Activities

         Our loan portfolio consists primarily of mortgage loans secured by first liens on one- to four-family residences. We also make consumer, residential construction and commercial real estate and commercial business loans. While we have continued our historic emphasis on one- to four-family lending, we have also sought to grow our portfolio of commercial mortgages.

         At December 31, 2006, our gross loans totaled $73.2 million, of which $54.7 million were first mortgage loans secured by one- to four-family residences. We originate adjustable-rate mortgage loans with rates that adjust annually after an initial period of one, three, five or seven years during which the interest rate is fixed. We offer similar terms on our commercial and multi-family mortgages. Our consumer loans may have either fixed or variable rates.

         Substantially all of our borrowers are located in Hopkins County, Kentucky and would be expected to be similarly affected by economic and other conditions in this area. We do not believe that there are any other concentrations of loans or borrowers exceeding 10% of total loans.

         The following table sets forth information concerning the types of loans held by the Company at the dates indicated.

                                                                        At December 31,
                                                         ------------------------------------------------
                                                                 2006                        2005
                                                         --------------------        --------------------
                                                          Amount           %          Amount          %
                                                         -------        -----        -------        -----
     Real estate mortgage loans:
       One- to four-family residential first...          $54,652        74.63%       $47,739        73.49%
       One- to four-family residential second..            2,734         3.73          1,755         2.70
       Multi-family............................            1,067         1.46            791         1.22
       Commercial..............................            7,371        10.06          7,356        11.32
       Construction............................            1,811         2.47          2,305         3.55
     Other loans:
       Consumer installment....................               90         0.12            194         0.30
       Commercial..............................            1,084         1.48            820         1.26
       Automobile..............................            3,377         4.61          2,898         4.46
       Deposit.................................              351         0.48            398         0.61
       Other                                                 703         0.96            710         1.09
                                                         -------       ------        -------       ------
                                                          73,240       100.00%        64,966       100.00%
                                                                       ======                      ======
     Less:
       Unearned interest.......................               --                          --
       Allowance for loan losses...............              404                         388
                                                         -------                     -------
          Total................................          $72,836                     $64,578
                                                         =======                     =======


         The following table sets forth the estimated maturity of our loan portfolio at December 31, 2006. The table does not include the effects of possible prepayments or scheduled repayments. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement.

                                               Due within            Due after             Due over 5
                                             one year after      1 through 5 years        years after
                                           December 31, 2006     December 31, 2006     December 31, 2006         Total
                                           -----------------     -----------------     -----------------         -----
                                                                           (In thousands)
Real estate mortgage loans:
  One- to four-family residential first....     $  404                 $1,841               $52,406             $54,651
  One- to four-family residential second...          1                  2,117                   617               2,735
  Multi-family.............................         --                     --                 1,066               1,066
  Commercial...............................          7                  1,731                 5,634               7,372
  Construction.............................      1,811                     --                    --               1,811
Other loans:
  Consumer installment.....................         54                     36                    --                  90
  Commercial...............................        639                    315                   130               1,084
  Automobile...............................        124                  3,231                    22               3,377
  Deposit..................................        196                     81                    74                 351
  Other....................................        237                    123                   343                 703
                                                ------                 ------               -------             -------
      Total................................     $3,473                 $9,475               $60,292             $73,240
                                                ======                 ======               =======             =======


         The next table sets forth at December 31, 2006, the dollar amount of all loans due one year or more after December 31, 2006 which have predetermined interest rates and have floating or adjustable interest rates. The majority of our floating or adjustable rate loans are mortgages whose rates do not adjust until after an initial period of one, three, five or seven years.

                                                                   Predetermined         Floating or
                                                                        Rate           Adjustable Rates
                                                                   -------------       ----------------
                                                                             (In thousands)
     Real estate mortgage loans:
         One- to four-family residential first...........            $10,428               $43,819
         One- to four-family residential second..........                956                  1778
         Multi-family....................................                664                   402
         Commercial......................................              6,323                 1,042
         Construction....................................                 --                    --
     Other loans:
         Consumer installment............................                 36                    --
         Commercial......................................                445                    --
         Automobile......................................              3,253                    --
         Deposit.........................................                155                    --
         Other...........................................                466                    --
                                                                     -------               -------
              Total......................................            $22,726               $47,041
                                                                     =======               =======

         One- to Four-Family Residential Loans. Our primary lending activity consists of the origination of one- to four-family residential first mortgage loans secured by property located in our primary market area. We generally originate one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or the purchase price with a maximum loan amount of $596,000 and a maximum term of 30 years. We will make residential mortgage loans with loan-to-value ratios greater than 80% as long as they comply with secondary market standards. Currently we do not sell our loans in the secondary market, but instead act as an originator by taking the loan application and then forwarding it to a secondary market lender. Although we make loans on one- to four-family rental properties, the majority of our residential first mortgages are on owner-occupied properties.

         The first mortgage loans that we originate for our portfolio generally have rates that adjust annually after an initial period of one, three, five or seven years during which the rate is fixed. We do not originate 30-year fixed-rate loans for our portfolio.

         The interest rate on adjustable-rate mortgage loans is based on an index plus a stated margin. Adjustable-rate mortgage loans provide for periodic interest rate adjustments upward or downward of up to two percentage points per year with a limit of six percentage points over the life of the loan. Borrowers on adjustable-rate mortgage loans must qualify at the fully adjusted rate. The rates on our adjustable-rate mortgage loans are generally indexed to the rates on one-year U.S. Treasury bills adjusted to a constant maturity. We also have in our portfolio adjustable-rate mortgage loans which are indexed to the average cost of funds for savings associations in the 11th Federal Home Loan Bank District. We discontinued using this index in 1996 because it tended to lag the market and such loans were less than 0.66% of the portfolio at December 31, 2006.

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

         Adjustable-rate mortgage loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2006, approximately 80.2% of the one- to four-family residential loans we held had adjustable rates of interest. Adjustable-rate loans consist primarily of one, three, five or seven year adjustable-rate mortgage loans whose rates may not be currently adjusting.

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

         Commercial and Multi-Family Real Estate Loans. We offer commercial and multi-family real estate loans secured by apartment buildings, churches, office buildings, and other commercial properties. Commercial and multi-family real estate loans are made for terms of up to 20 years and have rates of interest that are fixed for a period of one to seven years and adjust annually thereafter. The interest rates on commercial and multi-family loans are indexed to the prime rate. Loan amounts may not exceed 70% of the appraised value of the property. Over the past several years, we have sought to increase our originations of commercial and multi-family real estate loans in order to diversify the portfolio and serve the needs of the market.

         At December 31, 2006, our largest commercial real estate loan was a $447,600 loan secured by a farm in Morganfield, Kentucky originated in October 2005. The 10-year fully amortizing loan bears a fixed rate of interest for the life of the loan. The loan-to-value ratio at origination was 43% and the loan is personally guaranteed by the principal of the corporate borrower. Our second largest loan was a $402,900 loan secured by an apartment complex in Madisonville originated in December 2003. The 20-year fully amortizing loan bears a fixed rate of interest for seven years and floats with the prime rate thereafter. The loan-to-value ratio at origination was 64% and the loan is personally guaranteed by the principals of the corporate borrower.

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

         Commercial Business Loans. We engage in a limited amount of commercial business lending primarily for the accommodation of existing customers. Our commercial business loans generally are secured by equipment or other tangible assets. Our largest commercial business loan at December 31, 2006 had a balance of approximately $124,200 and was made to a sand and gravel company and secured by a truck and personally guaranteed by a principal of the borrower.

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

         Consumer Loans. We offer various types of consumer loans in order to provide a wider range of financial services to our customers. Consumer loans totaled $4.5 million, or 6.2%, of our total loans at December 31, 2006. Our consumer loans consist of automobile, personal unsecured loans, passbook, home improvement loans and equipment loans. Passbook and certificate of deposit secured loans are offered up to the maximum of the deposit balance and are due on demand.

         We offer loans for both new and used automobiles with maximum terms of six years and maximum loan amounts up to 90% of the manufacturer's suggested retail price on new cars. Used auto loans may not exceed 110% of NADA loan value with the term to be determined by model year of auto. All auto loans require full coverage insurance with a loss payable to Community First Bank. Personal unsecured loans generally are made for amounts of $2,000 or less and terms of 6 months and may have fixed or variable interest rates.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Loan Solicitation, Approval and Underwriting. Community First Bank obtains loan customers from a variety of sources, including advertising, personal solicitation, repeat customers and referrals from existing customers, realtors, builders and others. We also solicit applications for residential mortgages through our website. Although the President and Vice Presidents have authority to originate loans up to the loans-to-one borrower limits, loans other than single-family owner-occupied mortgages and residential mortgage loans in excess of $250,000 are generally submitted to the Board of Directors for approval.

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

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                                              2006            2005
                                                                              ----            ----
                                                                                 (In thousands)
      Loans originated:
        Real estate mortgage loans:
           One- to four-family residential first...................          $16,439         $17,539
           One- to four-family residential second..................            2,416             991
           Multi-family............................................               --              --
           Commercial..............................................            1,198           2,903
           Construction............................................            1,770           2,201
        Other loans:
           Consumer installment....................................              226              72
           Commercial..............................................              772             680
           Automobile..............................................            2,382           2,054
           Passbook................................................              456             265
           Other...................................................              439             291
                                                                             -------         -------
              Total loans originated...............................          $26,098         $26,996
                                                                             =======         =======

         Loans to One Borrower. The maximum amount of loans which we may make to any one borrower may not exceed the greater of $500,000 or 15% of our unimpaired capital and unimpaired surplus. We may lend an additional 10% of our unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Our maximum loans-to-one-borrower limit was $596,000 at December 31, 2006. At December 31, 2006, our largest loan concentration outstanding had a balance of $927,100 and consisted of two loans secured by non-residential commercial properties and two loans secured by multi-family apartment complexes. This was in excess of our loans-to-one-borrower limit at the time of origination and we are attempting to reduce it through the sale of the loan or a participation.

Nonperforming and Problem Assets

         Loan Delinquencies. Generally when a mortgage loan becomes 15 days past due, a notice of nonpayment is sent to the borrower. If payment is still delinquent after 30 days, the borrower will receive a formal delinquency notice. The borrower will be contacted by telephone or visited personally if the loan remains delinquent after 45 days. If the loan continues in a delinquent status for 120 days past due and no repayment plan is in effect, the loan will be referred to an attorney for collection, with foreclosure commenced no later than 180 days. The customer will be notified when foreclosure is commenced. At December 31, 2006, our loans past due between 30 and 89 days totaled $512,000.

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

         Nonperforming Assets. The following table sets forth information regarding our non-accrual loans, accruing loans past due 90 days or more and real estate owned. We did not have any troubled debt restructurings within the meaning of SFAS No. 15 at the dates indicated below.

                                                                At December 31,
                                                             ----------------------
                                                             2006              2005
                                                             ----              ----
                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate:
    One- to four-family residential first..........        $  309            $  259
    One- to four-family residential second.........             7                 3
    Multi-family...................................            --                --
    Commercial.....................................            --                --
    Construction...................................            --                --
  Other loans:
    Consumer installment...........................            --                --
    Commercial.....................................            --                --
    Automobile.....................................            17                 1
    Passbook.......................................            --                --
    Other..........................................             1                --
                                                           ------            ------
     Total.........................................        $  334            $  263
                                                           ======            ======

Accruing loans which are contractually
past due 90 days or more:
  Real estate:
    One- to four-family residential first..........        $   --            $   44
    One- to four-family residential second.........             6                --
    Multi-family...................................            --                --
    Commercial.....................................            --                --
    Construction...................................            --                --
  Other loans:
    Consumer installment...........................            --                --
    Commercial.....................................            --                --
    Automobile.....................................                              --
    Passbook.......................................            --                --
                                                           ------            ------
    Other..........................................             3                --
                                                           ------            ------
    Total..........................................        $    9            $   44
                                                           ======            ======
    Total nonperforming loans......................        $  343            $  307
                                                           ======            ======
  Percentage of total loans........................          0.47%             0.47%
                                                           ======            ======

  Other non-performing assets(2)...................        $   11            $   --
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

         Non-accrual loans at December 31, 2006 consisted of 11 loans. There were eight accruing loans past due 90 days or more at December 31, 2006.

         During the year ended December 31, 2006, gross interest income of approximately $11,400 would have been recorded on loans accounted for on a nonaccrual basis if the loans had been current throughout the period. Of the $11,400; $5,200 was included in income during the year ended December 31, 2006.

         At December 31, 2006, there were no loans which are not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers causes management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

         Classified Assets. Office of Thrift Supervision regulations provide for a classification system for problem assets of savings institutions which covers all problem assets. Under this classification system, problem assets of savings institutions such as ours are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and, values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

         When a savings institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings institution's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         At December 31, 2006, we had $576,200 in loans classified as substandard and $24,100 in loans classified as doubtful. Our substandard assets at December 31, 2006 consisted of 12 residential first mortgages. Reserves of $73,200 have been allocated to the substandard assets.

         Foreclosed Real Estate. Real estate acquired in settlement of loans is carried at the lower of the unpaid loan balance or fair value less estimated costs to sell. Write-downs from the unpaid loan balance to fair value at the time of foreclosure are charged to the allowance for loan losses. Subsequent write-downs to fair value, net of disposal costs, are charged to other expenses. At December 31, 2006, we owned one one- to four-family residential property, totaling $10,500, which we received through the process of foreclosure.

         Allowance for Loan Losses. The allowance for loan losses is management's estimate of probable inherent credit losses in the loan portfolio at the balance sheet date. We determine the allowance based on ongoing evaluations. This evaluation is inherently subjective because it requires material estimates, including the amounts and timing of cash flows expected to be received on impaired loans. Those estimates may be susceptible to significant change. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the statements of operations. Loans deemed to be uncollectible are charged against the allowance. Recoveries of loans previously charged off are credited to the allowance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies" for further discussion of our methodology for determining the allowance.

         We monitor our allowance for loan losses and make additions to the allowance as economic and other conditions dictate. Although we maintain our allowance for loan losses at a level that we consider adequate for the inherent risk of loss in our loan portfolio, actual losses could exceed the balance of the allowance for loan losses and additional provisions for loan losses could be required. In addition, our determination as to the amount of its allowance for loan losses is subject to review by the Office of Thrift Supervision, as part of its examination process.

After a review of the information available, the Office of Thrift Supervision might require the establishment of an additional allowance.

         The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

                                                               Year Ended December 31,
                                                              -------------------------
                                                                2006              2005
                                                              -------           -------
                                                               (Dollars in thousands)

Balance at beginning of period.....................           $   388           $   320
                                                              -------           -------
Loans charged-off:
  Real estate mortgage loans:
    One- to four-family residential first..........                (4)               (5)
    One- to four-family residential second.........                (3)               --
    Multi-family...................................                --                --
    Commercial.....................................                --                --
    Construction...................................                --                --
  Other loans:
    Consumer installment...........................               (10)               --
    Commercial.....................................                --                --
    Automobile.....................................               (29)               (6)
    Deposit........................................                --                --
    Other..........................................                (1)               (5)
                                                              -------           -------
Total charge-offs..................................               (47)              (16)
                                                              -------           -------
Recoveries:
  Real estate mortgage loans:
    One- to four-family residential first..........                --                --
    One- to four-family residential second.........                --                --
    Multi-family...................................                --                --
    Commercial.....................................                --
    Construction...................................                --                --
  Other loans:
    Consumer installment...........................                 1                --
    Commercial.....................................                --                --
    Automobile.....................................                --                --
    Deposit........................................                --                --
    Other..........................................                --                 6
                                                              -------           -------
Total recoveries...................................                 1                 6
                                                              -------           -------

Net loans charged-off..............................               (46)              (10)
                                                              -------           -------
Provision for loan losses..........................                62                78
                                                              -------           -------

Balance at end of period...........................           $   404           $   388
                                                              =======           =======

Ratio of net charge-offs to average
   loans outstanding during the period.............              0.07%             0.02%
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

                                                                   At December 31,
                                                 ------------------------------------------------------
                                                        2006                           2005
                                                 -----------------------        -----------------------
                                                             Percent of                     Percent of
                                                             Loans in Each                  Loans in Each
                                                             Category to                    Category to
                                                 Amount      Total Loans        Amount      Total Loans
                                                 ------      -----------        ------      -----------
                                                                  (Dollars in thousands)
Real estate mortgage loans:
    One- to four-family residential first         $ 318          78.71%          $ 285          73.49%
    One- to four-family residential second           12           2.97              11           2.70
    Multi-family.........................             3           0.74               5           1.22
    Commercial...........................            23           5.69              44          11.32
    Construction.........................             0           0.00              14           3.55
Other loans:
    Consumer installment.................             1           0.25               1           0.30
    Commercial...........................             9           2.23               5           1.26
    Automobile...........................            34           8.42              17           4.46
    Passbook.............................             0           0.00               2           0.61
    Other................................             4           0.99               4           1.09
                                                  -----         ------           -----         ------

     Total...............................         $ 404         100.00%          $ 388         100.00%
                                                  =====         ======           =====         ======

Investment Activities

         Investment Securities. We are required by federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives; (ii) our judgment as to the attractiveness of the yields then available in relation to other opportunities; (iii) expectation of future yield levels; and (iv) our projections as to the short-term demand for funds to be used in loan origination and other activities. At December 31, 2006, our investment securities portfolio consisted primarily of Federal Home Loan Bank bonds of various maturities.

         Our  securities   portfolio  at  December  31,  2006  did  not  contain
securities of any issuer with an aggregate book value in excess of 10% of our equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. We have invested from time to time in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as us. Our mortgage-backed securities portfolio consists primarily of participations or pass-through certificates issued by the Government National Mortgage Association ("GNMA"). GNMA certificates are guaranteed as to principal and interest by the full faith and credit of the United States. Our mortgage-backed securities portfolio was classified as "held-to-maturity" at December 31, 2006.

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

         The following table sets forth the carrying value of our investment securities and mortgage-backed portfolio at the dates indicated.

                                                             At December 31,
                                                        -----------------------
                                                         2006             2005
                                                        ------         --------
                                                             (In thousands)
Securities available-for-sale:
   U.S. government and agency securities...........     $  728         $  1,703
Securities held-to-maturity:
   Mortgage-backed securities......................         55               66
                                                        ------         --------
      Total investments............................     $  783         $  1,769
                                                        ======         ========


         The following table sets forth the scheduled maturities, amortized cost, market values and average yields for our investment portfolio at December 31, 2006. The amortized cost and fair value of mortgage-backed securities are presented in the held-to-maturity category by contractual maturity in the following table. Expected maturities of mortgage-backed securities may differ from contracted maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                                          One Year or Less          One to Five Years          Five to Ten Years
                                          ----------------          -----------------          -----------------
                                                    Weighted                    Weighted                    Weighted
                                       Amortized    Average      Amortized      Average       Amortized     Average
                                         Cost        Yield          Cost         Yield          Cost         Yield
                                         ----        -----          ----         -----          ----         -----
                                                                    (Dollars in thousands)
Securities available-for-sale:
  U.S. government and
     agency securities...............  $    251        3.38%       $  500          3.01%        $     0        0.00%
Securities held-to-maturity:
  Mortgage-backed securities.........         0                         8          8.00%             14        8.00%
                                       --------                    ------                       -------

     Total...........................  $    251                    $  508                       $    14
                                       ========                    ======                       =======

                                         After Ten Years              Total Investment Securities
                                    ---------------------------   -------------------------------------
                                                     Weighted
                                     Amortized        Average    Amortized      Market         Average
                                       Cost            Yield        Cost        Value           Yield
                                       ----            -----        ----        -----           -----
                                                     (Dollars in thousands)
Securities available-for-sale:
  U.S. government and
     agency securities.............  $      0          0.00%      $    751     $    728         3.13%
Securities held-to-maturity:
  Mortgage-backed securities.......        33          8.55%            55           58         8.33%
                                     --------                     --------     --------

     Total.........................  $     33                     $    806     $    786
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

         Like most savings institutions, Community First Bank has historically relied primarily on certificates of deposit for funding. In order to attract funds in prior years, we had paid higher rates on certificate accounts which caused our cost of funds to increase. Recently, Community First Bank has attempted to reduce its reliance on certificate accounts by attracting more transaction accounts, such as checking, NOW and money market accounts. As higher rate certificates mature, we expect to reduce our cost of funds.

         The following table sets forth the average balances and rates paid for the Bank's various categories of deposits for the past two fiscal years.

                                                             Year Ended December 31,
                                                -----------------------------------------------
                                                         2006                     2005
                                                ----------------------   ----------------------
                                                Average       Average     Average      Average
                                                Balance        Rate       Balance        Rate
                                                -------        ----       -------        ----
                                                             (Dollars in thousands)
Non-interest-bearing demand............        $  6,348          --%     $  4,968          --%
Interest-bearing demand................           4,671        0.81%        4,726        0.44%
Passbook savings.......................           3,955        1.10%        3,807        0.39%
Certificates of deposit................          45,836        4.27%       38,325        3.41%
                                               --------                  --------
     Total.............................        $ 60,810                  $ 51,826
                                               ========                  ========

         At December 31, 2006, time certificates in amounts of $100,000 or more constituted $12.7 million, or 19.6%, of our total deposit base. The majority of these certificates represent deposits from long-standing customers. The following table classifies our time certificates of $100,000 or more by time remaining to maturity as of December 31, 2006.

                                                            Certificates
        Maturity Period                                      of Deposit
        ---------------                                      ----------
                                                           (In thousands)

        Three months or less..............................   $   3,215
        Over three through six months.....................       2,954
        Over six through 12 months........................       4,200
        Over 12 months....................................       2,301
                                                             ---------
                                                             $  12,670
                                                             =========

         Federal Home Loan Bank Borrowings. Advances (borrowings) may be obtained from the Federal Home Loan Bank of Cincinnati to supplement our supply of lendable funds. Advances from the Federal Home Loan Bank of Cincinnati are typically secured by a pledge of our stock in the Federal Home Loan Bank of Cincinnati and a portion of our first mortgage loans. Each Federal Home Loan Bank credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. At December 31, 2006, our borrowings from the Federal Home Loan Bank consisted of $10.4 million in short-term, variable-rate advances.

         Correspondent Bank and Other Borrowings. In order to maintain the regulatory capital levels of Community First Bank, we have borrowed funds at the holding company level for capital infusions. Community First Bancorp, Inc. has previously borrowed up to $1.25 million on a line of credit from our correspondent bank for this purpose. The line of credit provides for an interest rate at the prime rate plus 25 basis points (currently 8.50%) and is secured by all of our stock in Community First Bank. In December 2005 the line of credit's principal balance was reduced by $400,000 using the proceeds from an unsecured loan from four members of our Board of Directors. The four directors loaned these funds for the sole purpose of paying down the outstanding line of credit with a correspondent bank. This loan paid the four directors a fixed interest rate of 7.50%. Subsequently, one director took shares of common stock in exchange for his note.

         In May 2006, the line of credit was renewed at the same interest rate until November 15, 2006. In order to obtain the renewal, we were required to pay the line down to $750,000. The maturity date on the line of credit was subsequently extended to February 15, 2007. In April 2007, the Company paid off the line of credit from its correspondent bank with the proceeds from a $767,000 loan from another bank. The new loan has a one-year term with interest equal to the prime rate payable at maturity. The new loan is secured by the Company's stock in the Bank. The three directors who continue to have loans outstanding to Community First Bancorp, Inc. have agreed to extend their notes to April 15, 2007 with accrued interest being capitalized.

         Analysis of Short-Term Borrowings. The following table sets forth certain information at the dates and for the periods indicated regarding each category of short-term borrowings whose average balance during the last fiscal year exceeded 30% of stockholders' equity at year end.

                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                        2006            2005
                                                                        ----            ----
                                                                       (Dollars in thousands)
Amounts outstanding at end of period:
   FHLB advances.................................................   $  10,425        $  13,000
   Correspondent bank borrowings.................................         750              850
Weighted average rate paid:
   FHLB advances.................................................        5.17%            3.59%
   Correspondent bank borrowings.................................        8.50             7.50
Maximum amount of borrowings outstanding at any month end:
   FHLB advances.................................................   $  12,500        $  14,000
   Correspondent bank borrowings.................................         850            1,250
Average borrowings outstanding:
    FHLB advances................................................   $   9,871        $  11,197
   Correspondent bank borrowings.................................         393               34
Approximate weighted average rate paid ..........................
    FHLB advances................................................        5.15%            3.46%
   Correspondent bank borrowings.................................        8.21             7.50

Competition

         We compete for deposits with other insured financial institutions such as local commercial banks, thrift institutions, credit unions and multi-state regional banks in our market area. We also compete for funds with insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. According to data from the Federal Deposit Insurance Corporation, we held approximately 11.0% of FDIC-insured deposits in Hopkins County as of June 30, 2006, the latest date for which such data was available. Such data does not cover deposits held by credit unions. We have historically competed for deposits by paying higher rates than our local competitors.

         Our competition for loans depends on market conditions and the type of lending. Our competition for residential mortgages comes primarily from mortgage bankers and brokers who primarily originate long-term fixed-rate loans on behalf of secondary market investors. While we also originate long-term, fixed-rate loans on behalf of secondary market investors, our principal residential mortgage loan offerings are our various adjustable-rate mortgage loans which we market based on flexibility of terms and superior service. We compete primarily against other local depository institutions for commercial and multi-family real estate loans. We compete for these lending opportunities primarily on the basis of our flexibility and responsiveness as a locally owned and oriented community bank. We compete against other local financial institutions and a variety of other lenders including finance companies and automobile dealers for consumer loans and second mortgages. We generally compete for these loans based on our variety of lending solutions, customer relationships and quality of service.

                                   REGULATION

General

         As a federally chartered, FDIC-insured savings institution, Community First Bank is subject to extensive regulation by the Office of Thrift
Supervision and the Federal Deposit Insurance Corporation. Community First Bank's lending activities and other investments must comply with various federal and state statutory and regulatory requirements, and the Office of Thrift Supervision periodically examines Community First Bank for compliance with various regulatory requirements. The Federal Deposit Insurance Corporation also has authority to conduct periodic examinations. We must file reports with the Office of Thrift Supervision describing our activities and our financial condition, and we must obtain approvals from regulatory authorities before entering into certain transactions, such as the conversion or mergers with other financial institutions. We are also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve System"). Our relationship with our depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of our mortgage documents. This supervision and regulation is primarily intended to protect depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulations, whether by the Office of Thrift Supervision, the Federal Deposit Insurance Corporation or any other government agency, could have a material adverse impact on our operations.

Regulation of Community First Bank

         Insurance of Deposits. The Federal Deposit Insurance Corporation has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The Federal Deposit Insurance Corporation also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the Federal Deposit Insurance Corporation and information that the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund. Assessments currently range from 0 to 27 cents per $100 deposits, depending on the institution's capital group and supervisory subgroup.

         Under the Federal Deposit Insurance Reform Act of 2005 (the "Reform Act"), which was signed into law on February 15, 2006: (i) the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations) were merged into a new combined fund, called the Deposit Insurance Fund effective March 31, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation.

         The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the Bank Insurance Fund or Savings Association Insurance Fund.

         Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

         Regulatory Capital Requirements. Office of Thrift Supervision regulations require savings institutions to meet three capital standards: (1) tangible capital equal to at least 1.5% of total adjusted assets, (2) core capital equal to at least 4.0% of adjusted total assets (3.0% for the strongest institutions), and (3) total risk-based capital equal to at least 8.0% of total risk-weighted assets. In addition, the Office of Thrift Supervision may require a savings institution that has a risk-based capital ratio of less than 8.0%, a ratio of Tier 1 capital to risk-weighted assets of less than 4.0% or a ratio of Tier 1 capital to adjusted total assets of less than 4.0% (3.0% if the institution has received the highest rating on its most recent examination) take certain actions to increase its capital ratios. If the institution's capital is significantly below the minimum required levels or if it is unsuccessful in increasing its capital ratios, the Office of Thrift Supervision may significantly restrict its activities.

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

         Total risk-based capital equals the sum of core capital plus supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. Overall, supplementary capital is limited to 100% of core capital. A savings institution must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the Office of Thrift Supervision, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets. At December 31, 2006, we were in compliance with all regulatory capital requirements.

         Community First Bank currently meets the criteria to be treated as adequately capitalized under Office of Thrift Supervision regulations. As an adequately capitalized institution, Community First Bank is not subject to various sanctions that may be imposed on undercapitalized institutions. As long as Community First Bank is well capitalized or adequately capitalized, it may be eligible for expedited treatment of its regulatory applications and lower examination and deposit insurance assessment rates.

         Dividend and Other Capital Distribution Limitations. Office of Thrift Supervision regulations require Community First Bank to give the Office of Thrift Supervision 30 days advance notice of any proposed declaration of dividends to Community First Bancorp, Inc. The Office of Thrift Supervision may prohibit the payment of dividends to Community First Bancorp, Inc. In addition, Community First Bank may not declare or pay a cash dividend on its capital stock if the effect would be to reduce Community First Bank's regulatory capital below the amount required for the liquidation account established at the time of the conversion to stock form.

         Savings associations must submit notice to the Office of Thrift Supervision prior to making a capital distribution (which includes dividends, stock repurchases and amounts paid to stockholders in another institution in a cash merger) if (a) they would not be well capitalized after the distribution,
(b) the distribution would result in the retirement of any of the association's common or preferred stock or debt counted as its regulatory capital, or (c) the association is a subsidiary of a holding company. A savings association must make application to the Office of Thrift Supervision to pay a capital distribution if (x) the association would not be adequately capitalized following the distribution, (y) the association's total distributions for the calendar year exceed the association's net income for the calendar year to date plus its net income (less distributions) for the preceding two years, or (z) the distribution would otherwise violate applicable law or regulation or an agreement with or condition imposed by the Office of Thrift Supervision.

         A savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be undercapitalized (i.e., not meet any one of its minimum regulatory capital requirements). Further, a savings institution cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Savings institutions must meet a Qualified Thrift Lender test. To satisfy the test, the Bank must either (i) qualify as a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of our total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) maintain at least 65% of Community First Bank's portfolio assets (total assets less intangible assets, property we use in conducting our business and liquid assets in an amount not exceeding 20% of total assets) in Qualified Thrift Investments. Qualified Thrift Investments consist primarily of residential mortgage loans and mortgage-backed and other securities related to domestic, residential real estate or manufactured housing. The shares of stock Community First Bank owns in the Federal Home Loan Bank of Cincinnati also qualify as Qualified Thrift Investments. Subject to an aggregate limit of 20% of portfolio assets, we may also count the following as Qualified Thrift Investments: (i) 50% of the dollar amount of residential mortgage loans originated for sale; (ii) investments in the capital stock or obligations of any service corporation or operating subsidiary as long as such subsidiary derives at least 80% of its revenues from domestic housing related activities; (iii) 200% of the dollar amount of loans and investments to purchase, construct or develop "starter homes," subject to certain other restrictions; (iv) 200% of the dollar amount of loans for the purchase, construction or development of domestic residential housing or community centers in "credit needy" areas or loans for small businesses located in such areas; (v) loans for the purchase, construction or development of community centers; (vi) loans for personal, family, household or educational purposes, subject to a maximum of 10% of portfolio assets; and (vii) shares of the Federal Home Loan Mortgage Corporation or the Federal National Mortgage Association stock.

         If Community First Bank satisfies the Qualified Thrift Lender test, it will continue to enjoy full borrowing privileges from the Federal Home Loan Bank of Cincinnati. If Community First Bank does not satisfy the test, it may lose its borrowing privileges and become subject to the activities and branching restrictions applicable to national banks. Compliance with the Qualified Thrift Lender test is determined on a monthly basis in nine out of every 12 months. As of December 31, 2006, Community First Bank was in compliance with the Qualified Thrift Lender requirement.

         Transactions With Affiliates. Generally, transactions between a savings institution and its affiliates are subject to certain limitations. Such transactions must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. Community First Bank's affiliates include Community First Bancorp, Inc. and any company under common control with Community First Bank. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The Office of Thrift Supervision has the discretion to treat subsidiaries of savings institution as affiliates on a case-by-case basis.

         Loans to Directors, Executive Officers and Principal Stockholders. Community First Bank's loans to its directors, executive officers and our principal stockholders may not be made on terms more favorable than those afforded to other borrowers, except loans made as part of a benefit or compensation program widely available to the Bank's employees and which does not give more preferential terms to directors, executive officers or principal stockholders than to other employees. In addition, Community First Bank cannot make loans in excess of certain levels to directors, executive officers or 10% or greater stockholders (or any of their affiliates) unless the loan is approved in advance by a majority of the Board of Directors with any "interested" director not voting. We are also prohibited from paying any overdraft of any of our executive officers or directors. We are also subject to certain other restrictions on the amount and type of loans to executive officers and directors and must annually report such loans to our regulators.

         Federal Home Loan Bank System. Community First Bank is a member of the Federal Home Loan Bank of Cincinnati, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings institutions and proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the Federal Home Loan Bank.

         As a member, Community First Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Cincinnati in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 1/20 of its advances from the Federal Home Loan Bank of Cincinnati, whichever is greater. At December 31, 2006, Community First Bank had $764,500 in Federal Home Loan Bank stock, at cost, which was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time certificates. At December 31, 2006, Community First Bank's reserves met the minimum level required by the Federal Reserve System.

Regulation of Community First Bancorp, Inc.

         General. Community First Bancorp, Inc. is registered and required to file reports with the Office of Thrift Supervision and is subject to regulation and examination by the Office of Thrift Supervision. In addition, the Office of Thrift Supervision has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the Office of Thrift
Supervision to restrict or prohibit activities that it determines to be a serious risk to Community First Bank. This regulation is intended primarily for the protection of Community First's depositors and not for the benefit of stockholders. Community First Bancorp, Inc. is also required to file certain reports with, and comply with the rules and regulations of, the Securities and Exchange Commission under the federal securities laws.

         Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, Community First Bancorp, Inc. and its non-savings association subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the Gramm-Leach-Bliley Act (the "GLB Act"), the non-banking activities of Community First Bancorp, Inc. are restricted to certain activities specified by statute or Office of Thrift Supervision regulation, which include performing services and holding properties used by a savings association subsidiary, activities authorized for multiple savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of Community First Bancorp, Inc. unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         Restrictions on Acquisitions. Community First Bancorp, Inc. must obtain approval from the Office of Thrift Supervision before acquiring control of any other savings institution or savings and loan holding company, substantially all the assets thereof or in excess of 5% of the outstanding shares of another savings institution or savings and loan holding company. Community First Bancorp, Inc.'s directors and officers or persons owning or controlling more than 25% of Community First Bancorp, Inc.'s stock must also obtain approval of the Office of Thrift Supervision before acquiring control of any savings institution or savings and loan holding company.

         The Office of Thrift Supervision may only approve acquisitions that will result in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Item 2.   Description of Property
---------------------------------

         The following table sets forth certain information regarding our two offices.

                                                        Book Value at
                               Year       Owned or       December 31,       Approximate
                              Opened       Leased            2006         Square Footage
                              ------       ------            ----         --------------
                                                    (Dollars in thousands)
Main Office:
2420 North Main Street
Madisonville, KY  42431        2004         Owned           $1,204             8,400

Branch Office:
240 South Main Street
Madisonville, KY 42431         1959         Owned           $ 642              4,200

         The book value of the Bank's investments in premises and equipment totaled $1,846,000 at December 31, 2006. See Note 4 of Notes to Consolidated Financial Statements. In addition, we have acquired two buildings adjacent to our South Main Street office for future expansion of parking and improved vehicle access. The properties are currently being rented out for a total rental income of $500 per month. Our aggregate investment in these properties is $200,000.

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

Item 4. Submission of Matters to a Vote of Security-Holders
-----------------------------------------------------------

         There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal year 2006.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small
--------------------------------------------------------------------------
Business Issuer Purchases of Equity Securities
----------------------------------------------


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

                                   2006                        2005
                             -----------------         -------------------
                              High        Low             High        Low
                              ----        ---             ----        ---
       Fourth Quarter        $8.50      $7.00           $10.90      $9.00
       Third Quarter          8.50       7.10            11.50      10.90
       Second Quarter         8.90       6.90            12.75      10.75
       First Quarter          9.00       6.90            13.50      12.50

         Holders. As of December 31, 2006, there were 138 record holders of the Common Stock.

         Dividends. We have not paid cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We expect that we will retain all earnings, if any, in order to provide more funds to operate our business. Any payment of dividends is subject to the discretion of our board of directors, which will consider a number of factors, including our prospects for future earnings, financial condition, cash needs and general business conditions.

         (b) Use of Proceeds. Not applicable.

         (c) Issuer Purchases of Equity Securities. Not applicable.

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

                                                                   At or for the Year Ended December 31,
                                                                   -------------------------------------
                                                                      2006           2005           2004
                                                                      ----           ----           ----
                                                                    (In thousands, except per share data)
Selected Financial Condition Data:
     Assets ...................................................   $   79,075     $   71,729     $   63,503
     Loans receivable, net ....................................       72,836         64,578         51,932
     Cash and cash equivalents ................................        1,986          2,009          5,793
     Investment securities:
         Available-for-sale ...................................          728          1,703          2,215
         Held-to-maturity .....................................           55             66             89
     Deposits .................................................       64,679         54,477         46,466
     Advances from Federal Home Loan Bank .....................       10,425         13,000         13,000
     Stockholders' equity .....................................        2,436          2,720          3,164

Selected Operations Data:
     Interest income ..........................................   $    4,359     $    3,556     $    2,692
     Interest expense .........................................        2,643          1,783          1,079
                                                                  ----------     ----------     ----------
         Net interest income ..................................        1,716          1,773          1,613
     Provision for loan losses ................................           63             79            164
                                                                  ----------     ----------     ----------
         Net interest income after provision for loan losses...        1,653          1,694          1,449
     Other income .............................................          435            346            216
     Other expenses ...........................................        2,763          2,479          2,581
                                                                  ----------     ----------     ----------
         Income (loss) before federal income tax
             expense (benefit) ................................         (675)          (439)          (916)
     Federal income tax expense (benefit) .....................           --             --            116
                                                                  ----------     ----------     ----------
         Net income (loss) ....................................   $     (675)    $     (439)    $   (1,032)
                                                                  ==========     ==========     ==========

Per Share Data:
     Earnings per share - Basic ...............................   $    (2.14)    $    (1.58)    $    (3.71)
     Earnings per share - Diluted .............................        (2.14)         (1.58)         (3.71)
     Book value per share .....................................         7.74           9.79          11.40
Performance Ratios:
     Return on average assets .................................        (0.90)%        (0.65)%        (2.00)%
     Return on average equity .................................       (24.93)        (11.41)        (27.85)
     Interest rate spread .....................................         2.61           2.65           3.41
     Net interest margin ......................................         2.62           2.85           3.48
     Ratio of average interest-earning assets to average
        interest-bearing liabilities ..........................       100.20         105.18         103.09
     Ratio of noninterest expense to average total assets .....         3.69           3.69           5.00
Asset Quality Ratios:
     Nonperforming assets to total assets at end of period ....         0.46           0.43           0.46
     Nonperforming loans to total loans at end of period ......         0.47           0.47           0.57
     Allowance for loan losses to total loans at end
        of period .............................................         0.55           0.60           0.61
     Allowance for loan losses to nonperforming loans
        at end of period ......................................       117.78         126.80         108.09
     Net charge-offs to average loans outstanding .............         0.07           0.02           0.06

Capital Ratios:
     Equity to total assets at end of period ..................         3.08           3.79           4.95
     Average equity to average assets .........................         3.61           4.36           7.18
     Tier 1/core capital to adjusted total assets (1) .........         4.51           5.47           6.05
     Tier 1 capital to risk-based assets (1) ..................         4.51           5.47           6.05
     Total capital to risk-based capital (1) ..................         8.47          10.22          11.78

__________
(1) Community First Bank only.

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

         Founded in 1923 as the Madisonville Building & Loan Association, Community First Bank historically operated as a traditional thrift from its South Main Street location, offering long-term mortgages and small consumer loans to local residents and funding these loans with certificates of deposit. In late 2001, the Board of Directors brought in current management to effect a turn-around. As part of its new strategy, Community First Bank remodeled and updated its existing office, opened a new main office and substantially broadened its product lines. In 2003, Community First Bank converted to stock form and raised $2.7 million in capital, which has allowed us to grow significantly. Since the stock conversion, we have more than doubled our assets making us one of the fastest growing financial institutions in the Commonwealth of Kentucky during this period.

Performance Overview

         We incurred losses for the years ended December 31, 2006 and 2005. For the years ended December 31, 2006 and 2005, we had losses of $675,000 ($2.14 per diluted share) and $439,000 ($1.58 per diluted share), respectively. Our losses are primarily attributable to the increase in overhead resulting from the opening of our new main office in March 2004 and expenses related to our change in data processors in 2004. In addition, we had $227,000 in losses in the 4th quarter which were attributed to the write-off of accumulated nonreconciled items in our primary correspondent account and various suspense accounts.

         To offset the increase in expenses, we have grown and diversified our loan portfolio in order to increase our profitability. Since December 31, 2003, our loan portfolio has grown from $35.6 million to $73.2 million at December 31, 2006, an increase of 105.6%. Within the portfolio, residential mortgages have declined to 78% of the portfolio at December 31, 2006 from over 85% of the portfolio at December 31, 2003. During this same period, our commercial mortgages have grown from $2.4 million, or 6.61% of the portfolio, at December 31, 2003 to $7.4 million, or 10.1% of the portfolio, at December 31, 2006.

         During this period of growth, our asset quality has remained strong. Our ratio of non-performing assets to total assets has not been greater than 0.7% since 2003. We believe that our asset quality reflects a strong credit culture and disciplined underwriting.

         The growth and diversification in our loan portfolio has driven an increase in interest income from $2.2 million for the year ended December 31, 2003 to $4.4 million for the year ended December 31, 2006, an increase of 90.9%. Despite the increase in interest income, our net interest income has only grown by $368,000, or 23.3%, during this period as interest expense has grown at a faster rate, increasing from $833,000 during the fiscal year ended December 31, 2003 to $2.6 million during the fiscal year ended December 31, 2006. The increase in interest expense reflects deposit growth from $33.2 million at December 31, 2003 to $64.7 million at December 31, 2006 and our increased use of Federal Home Loan Bank advances which grew from $5.0 million at December 31, 2003 to $10.4 million at December 31, 2006. Additionally contributing to the increase in interest expense has been the successive increases in the federal funds rate by the Federal Reserve since June 2004, which have affected our cost of funds to a greater degree than the yields on our earning assets.

         As a result of these factors, our interest rate spread and net interest margin narrowed to 2.61% and 2.62%, respectively, for the year ended December 31, 2006 from 2.69% and 2.85%, respectively for the year ended December 31, 2005.

         Since 2003, our non-interest income has grown as we have diversified our income sources. Non-interest income has increased from $195,000 during 2003 to $435,000 in 2006. The increase in non-interest income has primarily been driven by additional fees and service charges on deposits including overdraft charges which have increased over tenfold since we dropped our fee for overdrafts to $9.95 in 2002.

         Other expenses have climbed from $1.6 million in 2003 to $2.8 million in 2006 after decreasing in 2005 due to the opening of our new main office and expenses incurred in connection with the conversion of our computer system. Other expenses declined to $2.5 million in 2005 due primarily to the absence of conversion-related expenses. Other expense, however, continues to trend upwards due to our growth.

         Our operating losses have adversely affected our stockholders' equity which has declined from $4.2 million at December 31, 2003 to $2.4 million at December 31, 2006. On a percentage basis, stockholders' equity has declined from 9.87% of assets at December 31, 2003 to 3.08% of assets at December 31, 2006. Despite the decline in consolidated equity, Community First Bank has remained adequately capitalized for regulatory capital purposes as Community First Bancorp, Inc. has primarily used borrowings at the holding company level for capital infusions.

         During the first quarter of 2007, the Company commenced a rights offering of 750,000 shares at $7.25 per share to existing stockholders as of the close of business on December 29, 2006. Unsubscribed shares were offered on a best efforts basis to members of the local community. The Company reserved the right to increase the number of shares sold by 112,500 to cover oversubscriptions and other purchases. Pursuant to the rights offering, the Company sold a total of 8,032 shares for gross proceeds of $58,232. Estimated expenses of the offering were $132,271. The excess of expenses over proceeds will be charged against earnings during the first quarter.

         Going forward, the Company intends to more actively manage its balance sheet for profitability. Our strategies include increasing our level of deposit funding and reducing our reliance on Federal Home Loan Bank borrowings and other high cost funding. We also intend to improve the overall yield on our loan portfolio by allowing lower yielding loans to run off and replacing them where feasible with higher-yielding loans that satisfy our conservative underwriting criteria. When combined with our ongoing cost-control efforts, we believe that these strategies will ultimately put the Bank into the black. In the meantime, the Company will continue to investigate capital-raising options, including both debt and equity.

Application of Critical Accounting Policies

         Allowance for Loan Losses. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the financial services industry. The most significant accounting policies followed by Community First Bancorp, Inc. are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

         Loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." Community First Bancorp, Inc. evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Historical or industry loss rates are applied to other loans not subject to reserve allocations. These historical or industry loss rates may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the national and local economies, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and our internal credit examiners.

         An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. Reserves on individual loans and historical or industry loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

         Community First Bancorp, Inc. has not substantively changed any aspect of its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

         Based on the procedures discussed above, management is of the opinion that the reserve of $404,400 was adequate, but not excessive, to absorb estimated credit losses associated with the loan portfolio at December 31, 2006.

         Deferred Income Taxes. We have a deferred tax asset of $7,700. We evaluate this asset on a quarterly basis. To the extent we believe it is more likely than not that it will not be utilized, we establish a valuation allowance to reduce its carrying amount to the amount we expect to be realized. At December 31, 2006, the valuation allowance is $793,300. The estimate of the realizable amount of this asset is a critical accounting policy.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

         The Company's total assets as of December 31, 2006 were $79.1 million, an increase of $7.4 million or 10.3% from December 31, 2005's level of $71.7 million. The increase was due primarily to growth in the loan portfolio, more specifically an increase in one-to-four family first mortgage loans which increased $6.9 million, or 14.5%. Net loans receivable increased by $8.2 million, or 12.7%, which reflected our continued marketing efforts. Commercial mortgage loans increased $15,000 or 0.2% and decreased to 10.1% of the portfolio from 11.3% at December 31, 2005. The Company's investment securities decreased by $986,000, or 55.7%, to $783,000 at December 31, 2006 due to maturities of securities as the Bank used cash flows from the securities portfolio to pay down FHLB advances. Premises and equipment decreased $177,000, or 7.7%, primarily due to a full year's depreciation on the new main office. The Company's cash and cash equivalents as of December 31, 2006 were $2.0 million, the same as December 31, 2005's level of $2.0 million.

         Liabilities increased by $7.6 million, or 11.0%, to $76.6 million due primarily to a $10.2 million, or 18.7%, increase in deposits as the Bank continued to attract deposits locally at favorable rates. The increase in deposits came primarily from checking accounts and certificates of deposit. Federal Home Loan Bank advances of $10.4 million decreased from the December 31, 2005 level of $13.0 million. The Bank has used proceeds from the advances to help meet loan demand. Advances under the Company's line of credit from a correspondent bank decreased to $750,000 at

December 31, 2006 from $850,000 at December 31, 2005. In addition, the Company had $390,000 in loans from directors at December 31, 2006. These borrowings were used to fund a capital contribution to the Bank.

         Stockholders' equity decreased to $2.4 million at December 31, 2006 from $2.7 million at December 31, 2005. The decrease in stockholders' equity principally reflects $674,600 in losses during the period.

Comparison  of Results of Operations  for the Years Ended  December 31, 2006 and
2005

         General. Net loss for the year ended December 31, 2006 was $675,000 ($(2.14) per diluted share) compared to a net loss of $439,500 ($(1.58) per diluted share) for the year ended December 31, 2005. The increase in loss for the 2006 period reflects a decrease in net interest income, and an increase in non-interest expenses including the $227,000 write-off on our main correspondent account and various suspense accounts.

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

         For the year ended December 31, 2006, net interest income decreased approximately $56,000, or 3.2%, compared to the prior year. The decrease in net interest income during the 2006 period was attributable to a higher volume of interest-bearing deposit accounts. Interest income increased approximately $798,000, or 22.4%, for the year ended December 31, 2006, while interest expense increased approximately $860,000, or 48.2%. The increase in interest income reflects a higher volume of interest-earning assets and a shift in interest-earning assets into higher-yielding loans. During the year ended December 31, 2006, net loans averaged $63.3 million as compared to $58.5 million during fiscal year 2005, an increase of $4.8 million or 8.2%. While the average yield on the loan portfolio declined during 2006, interest income on loans increased by $826,000 due to higher outstanding loan balances.

         The increased income from loans partially offset an increase in interest expense of $860,000 or 48.2% for the year ended December 31, 2006. The increase in interest expense reflects both a higher volume of deposits and increases in short-term rates as the result of the Federal Reserve's eleven increases in the targeted Federal Funds rate since June 30, 2004. Interest expense has also increased due to the Bank's greater use of FHLB borrowings to fund loan growth, as well as the Company's use of a revolving line of credit with The Banker's Bank to provide additional capital for the Bank. Reflecting the recent increases in short-term interest rates, which have not been accompanied by increased long-term rates, the Bank's interest rate spread decreased to 2.61% for the year ended December 31, 2006 compared to 2.69% for the year ended December 31, 2005. Net interest margin decreased to 2.62% for the 2006 period compared to 2.85% for the 2005 period.

         During the year ended December 31, 2006, the Bank reported net interest income, before provision for loan losses, of $1.7 million. Interest income consisted of $4.4 million in interest and fees on loans, $50,400 in interest on investment securities, and $42,900 in dividends on FHLB stock, totaling $4.4 million, while interest expense, which consisted of $2.0 million in interest on deposits and $606,300 in interest on FHLB advances and other borrowings, totaled $2.6 million.

         During the year ended December 31, 2005, the Bank reported net interest income, before provision for loan losses, of $1.8 million. Interest income consisted of $3.4 million in interest and fees on loans, $80,700 in interest on investment securities, and $35,700 in dividends on FHLB stock, totaling $3.5 million, while interest expense, which consisted of $1.3 million in interest on deposits and $442,500 in interest on FHLB advances and other borrowings, totaled $1.8 million.

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

                                                                              Year Ended December 31,
                                                    -----------------------------------------------------------------------------
                                                                     2006                                    2005
                                                    -------------------------------------    ------------------------------------
                                                                                  Average                                Average
                                                      Average                     Yield/      Average                    Yield/
                                                      Balance      Interest        Cost       Balance      Interest       Cost
                                                      -------      --------        ----       -------      --------       ----
                                                                               (Dollars in thousands)
   Interest-earning assets:
    Loans receivable, net(1)..................      $  63,399    $   4,266         6.73%     $58,486        $3,439         5.88%
    Investment securities.....................          1,492           50         3.35        2,926            81         2.77
    Other investments.........................            743           43         5.79          702            36         5.13
                                                    ---------    ---------         ----      -------        ------         ----
       Total interest-earning assets..........         65,634        4,359         6.64       62,114         3,509         5.72
   Non-interest-earning assets................          9,335                                  5,059
                                                    ---------                                -------
       Total assets...........................      $  74,969                                $67,173
                                                    =========                                =======
   Interest-bearing liabilities:
    Deposits..................................      $  54,462        2,036         3.74      $46,858         1,341         2.86
    Borrowings................................         11,041          606         5.49       12,197           446         3.66
                                                    ---------    ---------         ----      -------        ------         ----
       Total interest-bearing liabilities.....         65,503        2,642         4.03       59,055         1,787         3.03
   Non-interest-bearing liabilities...........          6,758                                  5,188
                                                    ---------                                -------
       Total liabilities......................         72,261                                 64,243
   Total stockholders' equity.................          2,708                                  2,930
                                                    ---------                                -------
       Total liabilities and stockholders' equity   $  74,969                                $67,173
                                                    =========                                =======
   Net interest income........................                   $   1,717                                  $1,769
                                                                 =========                                  ======
   Interest rate spread.......................                                     2.61%                                   2.69%
                                                                                 ======                                  ======
   Net interest margin........................                                     2.62%                                   2.85%
                                                                                 ======                                  ======
   Ratio of average interest-earning assets to
      average interest-bearing liabilities....                                   100.20%                                 105.18%
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

                                                  Year Ended December 31,                    Year Ended December 31,
                                            -----------------------------------        ---------------------------------
                                                       2006 vs. 2005                              2005 vs. 2004
                                            -----------------------------------        ---------------------------------
                                              Increase (Decrease)                        Increase (Decrease)
                                                    Due to                                    Due to
                                            -----------------------                    -----------------------
                                            Volume         Rate          Total         Volume        Rate         Total
                                            ------         ----          -----         ------        ----         -----
                                                                           (In thousands)
Interest income:
   Loans.................................   $  483        $  344        $  827         $  957        $ (140)      $  817
   Investment securities.................      (53)           22           (31)            (6)           (3)          (9)
   Other investments.....................        5             2             7              7             2            9
                                            ------        ------        ------         ------        ------       ------
      Total interest-earning assets......      435           368           803            958          (141)         817
                                            ------        ------        ------         ------        ------       ------

Interest expense:
   Deposits..............................   $  321        $  374        $  695         $  245        $  146       $  391
   Borrowings............................     (141)          304           163             69           245          314
                                            ------        ------        ------         ------        ------       ------
      Total interest-bearing
        liabilities......................      180           678           858            314           391          705
                                            ------        ------        ------         ------        ------       ------
Change in net interest income............   $  255        $ (310)       $  (55)        $  644        $ (532)      $  112
                                            ======        ======        ======         ======        ======       ======

         Provision for Loan Losses. The provision for loan losses for the year ended December 31, 2006 was $62,500, compared to $78,500 for the year ended December 31, 2005. Net charge-offs for the year ended December 31, 2006 were $46,000 (0.06% of average loans), compared to $10,000 (0.02% of average loans) during the year ended December 31, 2005. The ratio of the allowance for loan losses to total loans was 0.55% at December 31, 2006 compared to 0.60% at December 31, 2005. The allowance for loan losses is management's estimate of probable inherent credit losses in the loan portfolio at the balance sheet date. The Bank determines the allowance based on ongoing evaluations. Increases to the allowance are made by charges to the provision for loan losses, which is reflected in the statement of operations. Loans deemed to be uncollectible are charged against the allowance. Recoveries of loans previously charged off are credited to the allowance. The Bank increased the amount of the allowance allocated to various forms of consumer loans, and reduced the proportion allocated to residential first mortgages reflecting changes in the portfolio. Reserves are provided for consumer and residential loans based on average loss experience, applied to the outstanding balance in each category. Specific reserves are determined for loans classified as special mention, substandard or doubtful. Specific reserves are determined on a loan by loan basis. As the loan portfolio diversifies to include more commercial and multi-family real estate loans, future charge-off rates may differ from historical rates, necessitating revisions to the estimate.

         Noninterest Income. Noninterest income for the year ended December 31, 2006 was $435,000, compared to $346,000 for the year ended December 31, 2005, an increase of approximately $89,000, or 25.72%. The increase for the most recent period is due primarily to increases in deposit-related fees including non-sufficient funds fees and overdraft fees which management attributes to a larger deposit base and management's efforts to enhance this type of fee income.

         Noninterest Expenses. Noninterest expense for the year ended December 31, 2006 was $2.8 million compared to $2.5 million for the year ended December 31, 2005, an increase of approximately $300,000, or 12.0%. The increase in noninterest expense of $300,000 or 12.0% was due primarily to $227,000 write-off in the 4th quarter from aged unrecognized items in our main correspondent bank account and various suspense accounts.

         Compensation and benefits expense increased by $13,200 or 1.3% to $1.06 million for the year ended December 31, 2006 compared to $1.04 million for the year ended December 31, 2005. The FASB No. 91 accounting entry for the year ended December 31, 2006 resulted in a deferred salaries expense reduction of $85,500. The FASB No. 91 accounting entry for the year ended December 31, 2005 resulted in a deferred salaries expense reduction of $87,100. Further, retirement fund expense increased by $28,400 or 43.8% to $93,300 during the year ended December 31, 2006.

         Advertising expenses decreased $1,300 or 1.5% to $90,000 for the year ended December 31, 2006 compared to $91,300 for the year ended December 31, 2005. The reduction was due primarily to decreases in radio advertisement.

         Office supplies, telephone and postage expenses decreased $4,500, or 3.8% to $116,400 for the year ended December 31, 2006 compared to $120,900 for the year ended December 31, 2005. The reduction was due primarily to stationery and supplies expense, which decreased $9,200 or 16.3% from $56,700 for the year ended December 31, 2005 to $47,500 for the year ended December 31, 2006.

         Computer and data processing expense increased by $23,700 or 10.1% to $259,100 for the year ended December 31, 2006 compared to $235,400 for the year ended December 31, 2005. The increase reflects additional technical assistance during the period and bank growth.

         Professional fees increased $19,700, or 18.8% to $125,600 for the year ended December 31, 2006 compared to $105,900 for the year ended December 31, 2005. Monthly accruals are now being used for audit and accounting expenses to more evenly distribute these costs throughout the year, rather than expensing as incurred.

         Income Tax Expense. The Company provides for both the current and deferred tax effects of the transactions reported in its financial statements and established deferred tax assets and liabilities for the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company establishes valuation allowances for its net deferred tax assets unless it is more likely than not that these net deferred tax assets will be realized. Based on its current earnings, its future projected earnings, and other factors, the Company determined in 2005 that it was appropriate to establish a valuation allowance of $566,860 for its net deferred tax assets. The balance of the valuation allowance at December 31, 2006 is $783,470. The increases in the valuation allowance for the year ended December 31, 2006 of $216,610 relates primarily to the net losses incurred in 2006.

Market/Interest Rate Risk Disclosure

         Qualitative Disclosure. Our assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest-rate sensitive and by monitoring the expected effects of interest rate changes on our net portfolio value.

         An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If assets mature or reprice more quickly or to a greater extent than liabilities, the net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if our assets mature or reprice more slowly or to a lesser extent than liabilities, the net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. Community First Bank's policy has been to mitigate the interest rate risk inherent in the historical savings institution business of originating long-term loans funded by short-term deposits by pursuing certain strategies designed to decrease the vulnerability of our earnings to material and prolonged changes in interest rates.

         Our primary method of managing interest rate risk is to emphasize the origination of adjustable-rate mortgage loans. Community First Bank's adjustable-rate mortgage loans provide that the interest rate will adjust every one, three, five or seven years. The terms of these loans generally limit the amount of any single rate change to a maximum of two percentage points and also provide that the rate may not increase above a "ceiling" rate established at the time the loan is made, nor below a floor rate which is the initial rate on the loan. At December 31, 2006, approximately 79.8% of our mortgage loan portfolio had adjustable rates. We also purchase investment securities with relatively short maturities, normally three years or less. At December 31, 2006, approximately 94% of our investment portfolio had a maturity of five years or less. We monitor our deposit rates on a weekly basis to ensure that it remains competitive.

         Quantitative Analysis. The analysis of an institution's interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a give period of time) is a standard tool for the measurement of exposure to interest rate risk. The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006 which are projected to reprice or mature in each of the future time periods shown. The amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the assets or liabilities. Loans with adjustable rates are shown as being due at the end of the next upcoming adjustment period. In making the sensitivity gap computations, none of the assumptions sometimes made regarding prepayment rates have been used for any interest-earning assets. Decay rates have not been used on money market, NOW or savings accounts. In addition, the table does not reflect scheduled principal payments which will be received throughout the lives of the loans and mortgage-backed securities. The interest rate sensitivity of our assets and liabilities illustrated in the following table would vary substantially if different assumptions were used or if actual experience differs from the indicated by such assumptions.

         The  following  table  presents  our interest  sensitivity  gap between
interest-earning   assets  and  interest-bearing   liabilities  for  the  period
indicated.

                                                                            As of December 31, 2006
                                                 -------------------------------------------------------------------------------
                                                      Within 3                                       Over
                                                       Months      4-12 Months      1-5 Years       5 Years             Total
                                                       ------      -----------      ---------       -------             -----
Interest-earning assets:
   Investment securities....................        $      --       $    247         $    490       $     46         $     783
   Loans....................................            1,852          1,657            5,883         63,529            72,921
   FHLB stock...............................              765             --               --             --               765
                                                    ---------       --------         --------       --------         ---------
       Total interest-earning assets........            2,617          1,904            6,373         63,575            74,469

Non-interest-earning assets:
   Cash and due from banks..................               --             --               --             --             1,986
   Premises and equipment...................               --             --               --             --             2,109
   Other assets.............................               --             --               --             --               511
                                                    ---------       --------         --------       --------         ---------
       Total non-interest-earning assets                   --              --              --             --             4,606
                                                    ---------       --------         --------       --------         ---------
       Total assets.........................        $   2,617       $  1,904         $  6,373       $ 63,575         $  79,075
                                                    =========       ========         ========       ========         =========

Interest-bearing liabilities:
   Interest checking........................        $   3,473       $     --         $     --       $     --         $   3,473
   Money Market accounts....................            1,660             --               --             --             1,660
   Savings accounts.........................            3,384             --               --             --             3,384
   Certificates of deposit..................           12,120         31,958            6,644             --            50,722
   FHLB advances............................           10,425             --               --             --            10,425
   Advances under line of credit............            1,140             --               --             --             1,140
                                                    ---------       --------         --------       --------         ---------
       Total interest-bearing liabilities...           32,202         31,958            6,644             --            70,804

Non-interest-bearing liabilities:
   Demand deposits..........................               --             --               --             --             5,439
   Interest payable and other
      liabilities...........................               --             --               --             --               396
                                                    ---------       --------         --------       --------         ---------
       Total non-interest-bearing
           liabilities......................               --             --               --             --             5,835
Stockholders' equity........................               --             --               --             --             2,436
                                                    ---------       --------         --------       --------         ---------
       Total liabilities and stockholders'
           equity...........................        $  32,202       $ 31,958         $  6,644       $     --         $  79,075
                                                    =========       ========         ========       ========         =========

Interest sensitivity gap....................        $ (29,585)      $(30,054)        $   (271)      $ 63,575         $   3,665
Cumulative gap..............................          (29,585)       (59,639)         (59,910)         3,665
Cumulative gap/total assets.................           (37.40)%       (75.42)%         (75.76)%         4.63%

         The Board of Directors reviews our asset and liability policies. The Board of Directors meets regularly to review interest rate risk and trends, as well as liquidity and capital ratios and requirements. Management administers the policies and determinations of the Board of Directors with respect to our asset and liability goals and strategies. We expect that our asset and liability policies and strategies will continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

Liquidity and Capital Resources

         Community First Bancorp, Inc. currently has no operating business other than that of Community First Bank and does not have material funding needs other than servicing its outstanding debt. In the future, Community First

Bancorp, Inc. may require funds for dividends and tax payments for which it will rely on dividends and other distributions from Community First Bank. Community First Bank is subject to various regulatory restrictions on the payment of dividends.

         Community First Bank's primary sources of funds are deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits and funds provided from operations. Community First Bank is also able to obtain advances from the Federal Home Loan Bank of Cincinnati. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. Community First Bank uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing time certificates and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

         Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on our commitments to make loans and management's assessment of our ability to generate funds.

         A major portion of our liquidity consists of cash and cash equivalents, which include cash and interest-bearing deposits in other banks. The level of these assets is dependent upon our operating, investing, lending and financing activities during any given period. At December 31, 2006, cash and cash equivalents totaled $2.0 million.

         Our primary investing activity is the origination of loans. During the years ended December 31, 2006 and 2005, loan originations totaled $26.1 million and $27.0 million, respectively. These originations were funded in part by proceeds from repayments of loans, maturities and calls of investment and mortgage-backed securities and increases in deposits and Federal Home Loan Bank borrowings.

         At December 31, 2006, we had $1.7 million in outstanding commitments to originate loans. We anticipate that we will have sufficient funds available to meet our current loan origination commitments. Time certificates which are scheduled to mature in one year or less totaled $44.7 million at December 31, 2006. Based on historical experience, management believes that a significant portion of such deposits will remain with Community First Bank, although there can be no assurance that it will do so. In the event we are unable to retain these deposits, we may seek replacement funding through the Federal Home Loan Bank of Cincinnati or other sources.

         Community First Bank relies primarily on local deposits for its funding needs. In order to finance loan growth, we may also borrow from the Federal Home Loan Bank of Cincinnati. At December 31, 2006, Community First Bank had $7.6 million in unused borrowing capacity at the Federal Home Loan Bank of Cincinnati.

         Community First Bank is subject to minimum capital requirements under Office of Thrift Supervision regulations. To be "well-capitalized" under these regulations, Community First Bank must maintain a ratio of Tier 1 or Core Capital to adjusted total assets of 5.0%, a ratio of Tier 1 capital to risk-based assets of 6.0% and a ratio of total capital to risk-based assets of 10.0%. At December 31, 2006, Community First Bank's ratio of Tier 1/Core Capital to adjusted total assets was 4.51%, its ratio of Tier 1 capital to risk-based assets was 7.61% and its ratio of total capital to risk-based assets was 8.47%. Although Community First Bank was not "well capitalized;" these ratios equaled or exceeded regulatory requirements to be adequately capitalized.

         We have maintained Community First Bank's capital compliance primarily through borrowings at the holding company level. Community First Bancorp, Inc. has previously borrowed up to $1.25 million on a line of credit from our correspondent bank for this purpose. The line of credit provides for an interest rate at the prime rate plus 25 basis points (currently 8.50%) and is secured by all of our stock in Community First Bank. In December 2005 the line of credit's principal balance was reduced by $400,000 using the proceeds from an unsecured loan from four members of our Board of Directors. The four directors loaned these funds for the sole purpose of paying down the outstanding line of credit with a correspondent bank. This loan paid the four directors a fixed interest rate of 7.50%. Subsequently, one director took shares of common stock in exchange for his note.

         In May 2006, the line of credit was renewed at the same interest rate until November 15, 2006. In order to obtain the renewal, we were required to pay the line down to $750,000. The maturity date on the line of credit was extended to February 15, 2007. In April 2007, the Company paid off the line of credit from its correspondent bank with the proceeds from a $767,000 loan from another bank. The new loan has a one-year term with interest equal to the prime rate payable at maturity. The new loan is secured by the Company's stock in the Bank. The three directors who continue to have loans outstanding to Community First Bancorp, Inc. have agreed to extend their notes to April 15, 2007 with accrued interest being capitalized.

Off-Balance Sheet Arrangements

         We are parties to financial instruments with off-balance sheet risk in the normal course of business. These financial instruments primarily include loan commitments, lines of credit, including home-equity lines and commercial lines, and letters of credit. We use these financial instruments to meet the financing needs of its customers. Outstanding loan commitments and lines and letters of credit at December 31, 2006 were $3.2 million and $135,000, respectively, and at December 31, 2005 were $766,000 and $7,000, respectively. These financial instruments involve, to varying degrees, elements of credit, interest rate, and liquidity risk. These do not represent unusual risks and management does not anticipate any accounting losses, which would have a material effect on us.

New Accounting Pronouncements

        In May 2005, the Financial Accounting Standards Board "FASB" issued Statement No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3. FASB 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The implementation of SFAS 154 did not have a material effect on the Company's financial statements.

        In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or use the amortization method, which requires amortization of servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The Company does not expect this guidance to have a material impact on its financial statements.

        In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, Accounting for Income Taxes," effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. The Company does not expect this guidance to have a material impact on its financial statements.

         In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88,106, and 132(R)", effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and the recognition of changes in that funded status through other comprehensive income. The adoption of SFAS 158 did not have a material impact on the Company's financial statements.

         Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements", effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.

Impact of Inflation and Changing Prices

         Our financial statements and the accompanying notes presented elsewhere in this document, have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of our operations. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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


Item 8A. Controls and Procedures.
---------------------------------

         The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information
--------------------------

         Not applicable.

                                    PART III

Item 9. Directors,  Executive Officers, Promoters, Control Persons and Corporate
--------------------------------------------------------------------------------
        Governance; Compliance with Section 16(a) of the Exchange Act
        -------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I -- Election of Directors" in the Company's definitive Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference.

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be provided to any person without charge upon written request to Amy D. Lyons, Chief Financial Officer, Community First Bancorp, Inc., 2420 North Main Street, Madisonville, Kentucky 42431.

Item 10. Executive Compensation
-------------------------------

         The information contained under the section captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

          (a)  Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders of Our Common Stock" of the Proxy Statement.

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

                                           EQUITY COMPENSATION PLAN INFORMATION
                                                   (a)                  (b)                          (c)
                                                                                             Number of securities
                                          Number of securities      Weighted-average       remaining available for
                                            to be issued upon      exercise price of     future issuance under equity
                                               exercise of            outstanding       compensation plans (excluding
                                          outstanding options,     options, warrants       securities reflected in
                                           warrants and rights         and rights                column (a))
                                           -------------------         ----------                -----------


    Equity compensation plans
    approved by security holders:
        2004 Stock Option Plan.............          --               $     --                     27,772
        2005 Restricted Stock Plan.........       5,197                     --                      3,134
    Equity compensation plans
      not approved by security
      holders..............................          --                     --                         --
                                                  -----               --------                     ------

         TOTAL                                    5,197               $     --                     30,906
                                                  =====               ========                     ======

Item 12. Certain   Relationships  and  Related   Transactions,   and   Director
--------------------------------------------------------------------------------
          Independence
          ------------

         The  information  required  by this  item  is  incorporated  herein  by
reference   to  the   sections   captioned  "Corporate   Goverance  --  Director
Independence" and "Related Party Transactions" in the Proxy Statement.

Item 13. Exhibits
-----------------

         The following exhibits are either filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference:

          No.  Description
          ---  -----------

          3.1  Articles of Incorporation*
          3.2  Bylaws*
          4    Form of Common Stock Certificate*
          10.1 Employment Agreement between Community First Bank and William M. Tandy + **
          10.2 2004 Stock Option Plan + ***
          10.3 Community First Bank 2005 Restricted Stock Plan + ****
          10.4 Loan and Stock Pledge Agreement, dated April 13, 2007
          21   Subsidiaries of the Registrant
          23   Consent of King + Company, PSC
          31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
          31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
          32   Section 1350 Certification

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



Item 14. Principal Accountant Fees and Services
-----------------------------------------------

         The  information  set  forth  under  the  caption   "Relationship  with
Independent   Auditors"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

                          COMMUNITY FIRST BANCORP, INC.

                                    INDEX TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005




    Report of Independent Registered Public Accounting Firm..................F-1

    Consolidated Financial Statements

        Balance Sheets.......................................................F-2

        Statements of Operations.............................................F-3

        Statements of Stockholders' Equity...................................F-4

        Statements of Cash Flows.............................................F-5

        Notes to Financial Statements........................................F-6

                        REPORT OF INDEPENDENT REGISTERED
                        --------------------------------
                             PUBLIC ACCOUNTING FIRM
                             ----------------------


Audit Committee, Board of Directors and Stockholders
Community First Bancorp, Inc.
Madisonville, Kentucky


We have audited the accompanying consolidated balance sheets of the Community First Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Community First Bancorp, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ King + Company, PSC


Louisville, Kentucky
April 5, 2007

                          Community First Bancorp, Inc.
                           Consolidated Balance Sheets
                           December 31, 2006 and 2005

Assets

                                                                                2006            2005
                                                                           ------------    ------------
        Cash and due from banks                                            $  1,181,530    $    785,814
        Interest-bearing demand deposits                                        804,757       1,223,134
                                                                           ------------    ------------

               Cash and cash equivalents                                      1,986,287       2,008,948

        Held-to-maturity securities                                              55,092          65,522
        Available-for-sale securities                                           728,050       1,703,147

        Loans receivable, net of the allowance for loan loss of $404,369
          and $387,822, for December 31, 2006 and 2005, respectively         72,835,520      64,578,288
        Premises and equipment, net                                           2,109,048       2,286,004
        Federal Home Loan Bank (FHLB) stock                                     764,500         721,900
        Interest receivable                                                     383,227         288,501
        Deferred income taxes                                                     7,676          16,587
        Other assets                                                            205,349          59,817
                                                                           ------------    ------------

               Total assets                                                $ 79,074,749    $ 71,728,714
                                                                           ============    ============


Liabilities and Stockholders' Equity

    Liabilities
        Deposits                                                           $ 64,678,666    $ 54,476,673
        FHLB advances                                                        10,425,000      13,000,000
        Advances under line of credit                                           750,000         850,000
        Loans from directors                                                    390,126         400,000
        Interest payable                                                        301,647         158,391
        Other liabilities                                                        93,558         123,649
                                                                           ------------    ------------

               Total liabilities                                             76,638,997      69,008,713
                                                                           ------------    ------------

    Stockholders' Equity
        Preferred stock, $.01 par value, authorized 1,000,000 shares                -0-             -0-
        Common stock, $.01 par value; authorized 5,000,000 shares;
          issued and outstanding 328,088 and 277,725 shares at
          December 31, 2006 and 2005, respectively                                3,280           2,777
        Additional paid-in capital                                            2,829,943       2,457,428
        Retained earnings (deficit) - substantially restricted                 (382,569)        291,993
        Accumulated other comprehensive loss                                    (14,902)        (32,197)
                                                                           ------------    ------------

               Total stockholders' equity                                     2,435,752       2,720,001
                                                                           ------------    ------------

               Total liabilities and stockholders' equity                  $ 79,074,749    $ 71,728,714
                                                                           ============    ============

See Notes to Consolidated Financial Statements            F-2

                          Community First Bancorp, Inc.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2006 and 2005

                                                          2006           2005
                                                      -----------    -----------
Interest and Dividend Income
    Loans                                             $ 4,265,776    $ 3,439,471
    Investment securities and deposits                     50,359         80,730
    Dividends on FHLB stock                                42,882         35,718
                                                      -----------    -----------

           Total interest and dividend income           4,359,017      3,555,919
                                                      -----------    -----------

Interest Expense
    Deposits                                            2,036,500      1,340,870
    FHLB advances                                         508,640        387,922
    Other borrowings                                       97,640         54,581
                                                      -----------    -----------

           Total interest expense                       2,642,780      1,783,373
                                                      -----------    -----------

Net Interest Income                                     1,716,237      1,772,546

Provision for Loan Losses                                  62,500         78,500
                                                      -----------    -----------

Net Interest Income After Provision for Loan Losses     1,653,737      1,694,046
                                                      -----------    -----------

Noninterest Income
    Service charges and fees                              398,927        326,462
    Loss on sale of fixed assets                           (7,530)        (1,965)
    Loss on sale of other real estate                      (6,495)        (2,000)
    Foreclosed real estate expense, net                    (1,532)        (4,356)
    Insurance commissions and premiums                      5,676          5,189
    Other income                                           46,081         20,850
                                                      -----------    -----------

           Total noninterest income                       435,127        344,180
                                                      -----------    -----------

Noninterest Expense
    Compensation and benefits                           1,056,558      1,043,406
    Directors fees                                         14,400         43,200
    Occupancy expense                                     317,057        335,013
    Insurance premiums                                     41,571         31,352
    Data processing                                       259,054        235,385
    Advertising                                            89,971         91,332
    Office supplies, telephone and postage                116,350        120,885
    Payroll and other taxes                               141,464        148,459
    Professional fees                                     125,599        105,864
    Losses on accounts                                    227,288            -0-
    Other operating expenses                              374,114        322,814
                                                      -----------    -----------

           Total noninterest expense                    2,763,426      2,477,710
                                                      -----------    -----------

Loss Before Income Tax                                   (674,562)      (439,484)

Provision (Credit) for Income Taxes                           -0-            -0-
                                                      -----------    -----------

Net Loss                                              $  (674,562)   $  (439,484)
                                                      ===========    ===========
Basic Loss Per Share                                  $     (2.14)   $     (1.58)
Diluted Loss Per Share                                $     (2.14)   $     (1.58)

See Notes to Consolidated Financial Statements            F-3

                          Community First Bancorp, Inc.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended December 31, 2006 and 2005



                                                                                                 Accumulated
                                                                                                    Other
                                                                                                    Compre-     Compre-
                                                          Common Stock      Additional              hensive     hensive
                                                       -----------------     Paid-in    Retained    Income      Income
                                                         Shares  Amount      Capital    Earnings    (Loss)      (Loss)        Total
                                                       -----------------------------------------------------------------------------


    Balance, January 1, 2005                            277,725  $2,777    $2,457,428  $ 731,477  $(28,187)              $3,163,495

      Comprehensive loss
        Net loss                                                                        (439,484)             $(439,484)   (439,484)
        Change in unrealized depreciation on
          available-for-sale securities, net of taxes                                               (4,010)      (4,010)     (4,010)
                                                                                                              ---------
           Total comprehensive loss                                                                           $(443,494)
                                                                                                              =========
                                                       --------   ------    ----------  ---------  --------               ----------

    Balance, December 31, 2005                          277,725   2,777     2,457,428    291,993   (32,197)               2,720,001

      Comprehensive income (loss)
        Net loss                                                                        (674,562)             $(674,562)   (674,562)
        Change in unrealized depreciation on
          available-for-sale securities, net of taxes                                               17,295       17,297      17,295
                                                                                                              ---------
           Total comprehensive loss                                                                           $(657,265)
                                                                                                              =========
      Issuance of stock                                  50,363     503       372,515                                       373,018
                                                       --------  -------   ----------  ---------  --------               ----------

    Balance, December 31, 2006                          328,088  $3,280    $2,829,943  $(382,569) $(14,902)              $2,435,752
                                                       ========  ======    ==========  ========== ========               ==========


See Notes to Consolidated Financial Statements             F-4

                          Community First Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2006 and 2005

                                                                     2006            2005
                                                                 ------------    ------------
Operating Activities
    Net loss                                                     $   (674,562)   $   (439,484)
    Items not requiring (providing) cash
       Provision for loan losses                                       62,500          78,500
       Depreciation, amortization and accretion                       206,795         216,032
       Deferred compensation for restricted stock plan                      4           7,470
       Loss on sale of other real estate owned                          6,495           2,000
       FHLB stock dividends                                           (42,600)        (34,900)
    Changes in
       Interest receivable                                            (94,726)        (61,435)
       Other assets                                                  (111,184)        (34,350)
       Interest payable and other liabilities                         113,161         383,901
                                                                 ------------    ------------

           Net cash provided by (used in) operating activities       (534,117)        117,734
                                                                 ------------    ------------

Investing Activities
    Net change in loans                                            (8,273,779)    (12,725,233)
    Proceeds from maturities of available-for-sale securities       1,000,000         500,000
    Proceeds from maturities of held-to-maturity securities            10,429          23,443
    Purchase of premises and equipment                                (28,534)           (650)
    Proceeds from sale of foreclosed assets                            14,025          23,000
                                                                 ------------    ------------

           Net cash used in investing activities                   (7,277,859)    (12,179,440)
                                                                 ------------    ------------

Financing Activities
    Net increase in deposits                                       10,201,993       7,777,458
    Repayment of FHLB advances                                    (26,725,000)    (15,000,000)
    Proceeds from FHLB advances                                    24,150,000      15,000,000
    Proceeds from line of credit and notes payable                         -0-        900,000
    Repayment of line of credit and notes payable                    (100,000)       (400,000)
    Proceeds from stock issuance                                      363,144              -0-
    Costs of issuance of stock                                       (100,822)             -0-
                                                                 ------------    ------------

           Net cash provided by financing activities                7,789,315       8,277,458
                                                                 ------------    ------------

Decrease in Cash and Cash Equivalents                                 (22,661)     (3,784,248)

Cash and Cash Equivalents, Beginning of Year                        2,008,948       5,793,196
                                                                 ------------    ------------

Cash and Cash Equivalents, End of Year                           $  1,986,287    $  2,008,948
                                                                 ============    ============

Supplemental Cash Flows Information

    Interest paid                                                $  2,499,524    $  1,672,758
    Loans transferred to foreclosed real estate                  $     52,717    $     29,879
    Loans to facilitate sale of foreclosed real estate           $     30,000    $     30,000
    Stock issued in lieu of loan repayment                       $      9,874              -0-

See Notes to Consolidated Financial Statements          F-5

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005

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

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


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

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


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

    Stock Options

       The Company accounts for all stock based  compensation in accordance with
       FASB  123(R),   which   requires  that  equity   instruments   issued  as
       compensation be measured at fair value (See Note 7).

    Advertising Costs

       Advertising costs are expensed as incurred.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


    Earnings per Share

        Earnings per share have been computed based upon the weighted-average common shares outstanding during 2006 and 2005. Since there are no dilutive securities, basic and diluted earnings per share are the same.

    Reclassifications

        Certain   reclassifications   have  been  made  to  the  2005  financial
        statements to conform to the 2006 financial statement presentation. These reclassifications had no effect on net income.

    Effect of Implementing Recently Issued Accounting Standards

        In May 2005, the Financial Accounting Standards Board "FASB" issued Statement No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No.3. FASB 154
        changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The implementation of SFAS 154 did not have a material effect on the Company's financial statements.

        In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends accounting and reporting standards for servicing assets and liabilities under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Specifically, SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. For subsequent measurement purposes, SFAS 156 permits an entity to choose to measure servicing assets and liabilities either based on fair value or use the amortization method, which requires amortization of servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date. The Company does not expect this guidance to have a material impact on its financial statements.

        In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109, Accounting for Income Taxes," effective for the Company beginning on January 1, 2007. FIN 48 clarifies the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on disclosure and other matters. The Company does not expect this guidance to have a material impact on its financial statements.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)", effective for the Company for the year ending December 31, 2006. This statement requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability on the balance sheet, and the recognition of changes in that funded status through other comprehensive income. The adoption of SFAS 158 did not have a material impact on the Company's financial statements.

        Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements", effective for the Company beginning on January 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy that distinguishes between valuations obtained from sources independent of the entity and those from the entity's own unobservable inputs that are not corroborated by observable market data. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings or changes in net assets for the period. The Company is currently assessing the impact of this guidance on its financial statements.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities", effective for the Company beginning on January 1, 2008. This Statement provides entities with an option to report selected financial assets and liabilities at fair value, with the objective to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company is currently assessing the impact of this guidance on its financial statements.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 2: Investment Securities

        The amortized cost and approximate fair values of securities are as follows:

                                                                    Gross            Gross
                                                  Amortized       Unrealized       Unrealized         Approximate
                                                    Cost            Gains            Losses           Fair Value
                                            -------------------------------------------------------------------------
           Available-for-sale Securities
               December 31, 2006
                  U. S. Government
                     agencies                 $       750,626   $          -0-    $        22,576   $     728,050
                                               ==============    =============     ==============    ============
               December 31, 2005
                  U. S. Government
                     agencies                 $     1,751,931   $          -0-    $        48,784   $   1,703,147
                                               ==============    =============     ==============    ============
           Held-to-maturity Securities
               December 31, 2006
                  Mortgage-backed
                     securities               $        55,092   $       3,235     $            -0-  $      58,327
                                               ==============    ============      ===============   ============
               December 31, 2005
                  Mortgage-backed
                     securities               $        65,522   $       3,901     $           166   $      69,257
                                               ==============    ============      ==============    ============

        The amortized cost and fair value of debt securities, including mortgage-backed securities at December 31, 2006, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                         Available-for-sale                 Held-to-maturity
                                                 ---------------------------------------------------------------------
                                                        Amortized           Fair          Amortized          Fair
                                                          Cost             Value            Cost            Value
                                                 ---------------------------------------------------------------------
                   Within one year                       $250,626        $246,875                -0-            -0-
                   One to five years                      500,000         481,175                -0-            -0-
                   Five to 10 years                            -0-             -0-               -0-            -0-
                   Mortgage-backed securities                  -0-             -0-          $55,092        $58,327
                                                 ---------------------------------------------------------------------

                                                         $750,626        $728,050           $55,092        $58,327
                                                 =====================================================================

        Investment securities with a carrying value of approximately $598,000 and $191,000 at December 31, 2006 and 2005, respectively, were pledged as collateral for certain customer deposits.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


        Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2006 and 2005, was $728,050 and $1,703,147, which is approximately 93% and 96% of the Bank's available-for-sale and held-to-maturity investment portfolio. These declines primarily resulted from recent increases in market interest rates and failure of certain investments to maintain consistent credit quality ratings.

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

        The following table shows our investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 and 2005:

                                         Less than 12 Months          12 Months or More               Total
                                  ------------------------------------------------------------------------------------
           Description of               Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
             Securities                 Value        Losses         Value        Losses         Value        Losses
        --------------------------------------------------------------------------------------------------------------
         December 31, 2006

         Mortgage-backed
           securities                       -0-           -0-         -0-           -0-            -0-          -0-
         U. S. Government agencies          -0-           -0-    $728,050    $   22,576       $728,050      $22,576
                                     ----------   -----------    --------     ---------        -------       ------

             Total temporarily
                impaired
                securities          $       -0-  $        -0-    $728,050    $   22,576       $728,050      $22,576
                                     ==========   ===========     =======     =========        =======       ======


                                         Less than 12 Months          12 Months or More               Total
                                  ------------------------------------------------------------------------------------
           Description of               Fair       Unrealized       Fair       Unrealized       Fair       Unrealized
             Securities                 Value        Losses         Value        Losses         Value        Losses
        --------------------------------------------------------------------------------------------------------------
         December 31, 2005
         Mortgage-backed                                                             -0-
           securities               $  19,664    $      166              -0-              $     19,664   $      166
         U. S. Government agencies         -0-           -0-    $1,703,147   $   48,784      1,703,147       48,784
                                     ---------    ----------     ---------    ---------      ---------    ---------

             Total temporarily
                impaired
                securities          $  19,664    $      166     $1,703,147   $   48,784     $1,722,811   $   48,950
                                     ========     =========      =========    =========      =========    =========

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 3: Loans Receivable and Allowance for Loan Losses

        Loans at December 31 are summarized as follows:

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Real estate mortgage loans
               One-to-four family residential - first                         $     54,652,216     $     47,739,224
               One-to-four family residential - second                               2,733,796            1,755,309
               Multi-family                                                          1,066,559              791,323
               Commercial                                                            7,371,484            7,355,604
               Construction                                                          1,811,131            2,304,825
           Other loans
               Consumer installment                                                     89,807              194,396
               Commercial                                                            1,083,806              819,447
               Automobile                                                            3,376,926            2,897,924
               Passbook                                                                351,042              397,879
               Overdrafts                                                               88,910               51,792
               Other                                                                   614,212              658,387
                                                                            -------------------- --------------------
                                                                                    73,239,889           64,966,110
           Less
               Allowance for loan losses                                               404,369              387,822
                                                                            -------------------- --------------------

                  Net loans                                                   $     72,835,520     $     64,578,288
                                                                            ==================== ====================

        Activity in the allowance for loan losses was as follows:

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Balance, beginning of year                                         $        387,822     $        319,937
               Provision charged to expense                                             62,500               78,500
               Losses charged off                                                      (47,264)             (16,192)
               Recoveries                                                                1,311                5,577
                                                                            -------------------- --------------------

           Balance, end of year                                               $        404,369     $        387,822
                                                                            ==================== ====================

        At December 31, 2006 and 2005, the total recorded investment in loans on nonaccrual amounted to approximately $334,000 and $262,000, respectively, and the total recorded investment in loans past due 90 days or more and still accruing interest amounted to approximately $9,000 and $44,000, respectively. At December 31, 2006 and 2005, there were no loans, which were specifically classed as impaired loans.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


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

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Balance, beginning of year                                         $        624,809     $        429,651
               Loan proceeds                                                           103,000              239,382
               Payments                                                                (58,854)             (44,224)

           Balance, end of year                                               $        668,955     $        624,809
                                                                            ==================== ====================

           Letters of Credit                                                  $         25,000     $          7,000
                                                                            ==================== ====================


Note 4: Premises and Equipment

        Major classifications of premises and equipment stated at cost, are as follows:

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Land                                                               $        261,649     $        261,649
           Buildings and improvements                                                1,769,087            1,769,087
           Furniture, fixtures and equipment                                           997,022              968,488
                                                                            -------------------- --------------------
                                                                                     3,027,758            2,999,224
           Less accumulated depreciation                                               918,710              713,220
                                                                            -------------------- --------------------

           Net premises and equipment                                         $      2,109,048     $      2,286,004
                                                                            ==================== ====================

        Depreciation expense for the year ended December 31, 2006 and 2005 totaled $205,490 and $209,970, respectively.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 5: Deposits

        Deposits at December 31 are summarized as follows:

                                                     2006                               2005
                                       -----------------------------------------------------------------------
                                            Amount          Percentage         Amount          Percentage
                                       -----------------------------------------------------------------------
           Non-interest bearing
              demand                     $     5,439,393         9%         $     6,143,507          11%
           NOW accounts                        3,472,787         5                2,642,483           5
           Money market accounts               1,660,413         3                2,099,769           4
           Passbook savings                    3,384,414         5                3,789,177           7
           Time deposits                      50,721,659        78               39,801,737          73
                                          --------------        --           --------------   ---------

                                         $    64,678,666       100%         $    54,476,673         100%
                                          ==============       ===           ==============   =========

        Time deposit accounts in denominations of $100,000 or more were $12,670,435 and $9,048,175, at December 31, 2006 and 2005, respectively.

        At December 31, 2006, the scheduled maturities of time deposit were as follows:

           2007                                                                    $44,733,630
           2008                                                                      4,391,555
           2009                                                                        302,502
           2010                                                                      1,244,600
           2011                                                                         49,372
                                                                            --------------------

                                                                                   $50,721,659
                                                                            ====================

        Interest expense on deposits for the years ended December 31, are summarized as follows:

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Time deposits                                                      $      1,955,460     $      1,305,311
           Money market accounts                                                        28,300               13,626
           NOW accounts                                                                  9,420                6,932
           Passbook savings                                                             43,320               15,001
                                                                            -------------------- --------------------
                                                                                     2,036,500            1,340,870
           Less interest retained for early withdrawal                                      -0-                  -0-
                                                                            -------------------- --------------------

                                                                              $      2,036,500     $      1,340,870
                                                                            ==================== ====================

        In the ordinary course of business, the Bank has continued to have transactions, including deposits, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including interest rates prevailing at the time, of comparable transactions with other persons. Deposits from officers and directors totaled $457,163 and $363,622, on December 31, 2006 and 2005, respectively.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


        The aggregate amount of overdrawn deposit accounts reclassified as loans
        as  of  December  31,  2006  and  2005  totaled   $66,287  and  $35,100,
        respectively.

Note 6: Federal Home Loan Bank Advances and Other Short-term Borrowings

        The Bank owns stock of the Federal Home Loan Bank (FHLB) of Cincinnati, Ohio. This stock allows the Bank to obtain advances from the FHLB. The FHLB advances are secured by the Bank's first-mortgage 1-4 family loan portfolio and the Bank's FHLB stock totaling approximately $55,416,000 and $47,980,000 in 2006 and 2005, respectively.

        At  December   31,   2006  and  2005,   $10,425,000   and   $13,000,000,
        respectively, represented the balance due on the advances from the FHLB. All advances are short term with interest rates ranging from 4.94% to 5.41%.

    Non-Revolving Line of Credit

        At December 31, 2005, the Company had $850,000 advanced against a $1,250,000 revolving line of credit, which expired on March 31, 2006. On March 31, 2006, the Company made a principal payment of $100,000 and refinanced the remaining $750,000 balance under a new $750,000 line of credit maturing on November 15, 2006. Subsequently, the maturity date was extended to February 15, 2007. The line of credit was fully extended at December 31, 2006 and was collateralized by all of the Company's stock in the Bank. Interest was based on the prime rate plus .25%, which was 8.50% on December 31, 2006. Interest was payable monthly and principal was due at maturity.

        Subsequent to year end the company received a commitment from a third party commercial lender to refinance the line of credit. The new note will be dated in April 2007 with principal due at maturity, one year from the date of the note. The note will be secured by all of the Company's stock in the Bank and will have an interest rate and terms similar to those of the debt being refinanced.

        As of December 31, 2006, the Company maintained cash reserves of $23,536 for payment of interest on this line of credit.

    Related Party Notes Payable

        The Company has three unsecured notes payable to directors of the Bank totaling $390,126 and $400,000 at December 31, 2006 and 2005,
        respectively. The notes bear a fixed rate of interest of 7.50%. The notes mature on April 15, 2007.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 7: Employee Benefits


    Defined Benefit Plan

        The Bank is a participant in a pension fund known as the Pentegra Group. This plan is a multi-employer plan; separate actuarial valuations are not made with respect to each participating employer. The plan required contributions in the amount of approximately $93,300 and $64,800 for the years ended December 31, 2006 and 2005, respectively. The plan provides pension benefits for substantially all of the Bank's employees.

    Defined Contribution Plan

        The Bank began a retirement savings 401(k) plan covering substantially all employees on January 1, 2004. Employees may contribute up to 20% of their compensation with the Bank matching a certain percentage of the employee's compensation using a formula to be determined each year. The Bank made no matching contribution to the plan in 2006 or 2005.

    Restricted Stock Plan

        The Company has a Restricted Stock Plan, covering 8,331 shares of common stock, the purpose of which is to reward and to retain personnel of experience and ability in key positions of responsibility with the Bank and any subsidiaries with an increased equity interest in the Company as compensation for their prior and anticipated future professional contributions and service. Shares awarded under the plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged, or otherwise disposed of until the shares are earned and non-forfeitable. The shares awarded under the Restricted Stock Plan shall be earned and non-forfeitable at the rate of one-fifth per year over five years from the grant date. During May 2005 the Company granted 5,197 shares with a restriction period of five years at a market price of $11.50. Deferred compensation expense recorded for the year ended December 31, 2006 and 2005 relating to these shares of restricted stock was approximately $12,000 and $7,500, respectively.

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

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


        On December 8, 2005 the optionees agreed to the cancellation of all the outstanding stock options, which totaled 16,442 as of that date.

                                                                                             2005
                                                                            ----------------------------------------
                                                                                  Shares         Weighted-Average
                                                                                                  Exercise Price
                                                                            ----------------------------------------
           Outstanding, beginning of year                                             16,442        $    16.00
               Granted                                                                    -0-               -0-
               Exercised                                                                  -0-               -0-
               Forfeited                                                                  -0-               -0-
               Cancelled                                                             (16,442)            16.00
                                                                               -------------        ----------

           Outstanding, end of year                                                       -0-      $      0.00
                                                                               ==============       ==========

           Options exercisable, end of year                                               -0-
                                                                               ==============


        The following table summarizes information about stock options under the plan outstanding at December 31, 2006 and 2005:

                                                            Options Outstanding                 Options Exercisable
                                                ------------------------------------------------------------------------------
                                                    Weighted-Average       Weighted-                       Weighted-
                        Exercise      Number           Remaining        Average Exercise   Number      Average Exercuse
                         Price     Outstanding      Contractual Life       Price         Exercisable        Price
------------------------------------------------------------------------------------------------------------------------------
  December 31, 2006     $  0.00     -0-                 0 years           $   0.00            -0-           $0.00

  December 31, 2005     $  0.00     -0-                 0 years           $   0.00            -0-           $0.00



Note 8: Income Taxes

        The provision (credit) for income taxes includes these components:

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Taxes currently payable                                            $             -0-    $             -0-
           Deferred income taxes                                                            -0-                  -0-
                                                                            -------------------- --------------------

                  Income tax expense (credit)                                 $             -0-    $             -0-
                                                                            ==================== ====================


                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


        A reconciliation of income tax expense/(benefit) at the statutory rate to the Bank's actual income tax expense is shown below:

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Computed at the statutory rate (34%)                               $       (229,351)    $       (149,425)
           Increase (decrease) resulting from
               Changes in the deferred tax asset valuation allowance                   226,480              148,013
               Other                                                                     2,871                1,412
                                                                              ------------------   ------------------

                  Actual tax expense (credit)                                 $             -0-    $             -0-
                                                                               ================     ================


        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Deferred tax assets
               Allowance for loan losses                                      $        137,485     $        131,859
               Net operating loss carryovers                                           917,190              683,842
               Unrealized loss on available-for-sale securities                          7,676               16,587
               Capital loss carryover                                                    5,100                5,100
               Charitable contributions carryover                                       11,216                9,950
               Deferred compensation                                                     2,541                2,540
               Deferred loan fees                                                        2,296                   -0-
               Other                                                                       722                  850
                                                                            -------------------- --------------------

                                                                                     1,084,226              850,728
                                                                            -------------------- --------------------
           Deferred tax liabilities
               Depreciation                                                             86,758               85,313
               FHLB stock                                                              196,452              181,968
                                                                            -------------------- --------------------

                                                                                       283,210              267,281
                                                                            -------------------- --------------------
                  Net deferred tax asset before
                     valuation allowance                                               801,016              583,447
                                                                            -------------------- --------------------
           Valuation allowance
               Beginning balance                                                      (566,860)            (418,847)
               Increase during the period                                             (226,480)            (148,013)
                                                                            -------------------- --------------------

               Ending balance                                                         (793,340)            (566,860)
                                                                            -------------------- --------------------

                  Net deferred tax asset                                      $          7,676     $         16,587
                                                                            ==================== ====================

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


        As of December 31, 2006, the Company had approximately $2,697,617 of net operating loss carryovers available to offset future federal income. The net operating losses will begin to expire in the year 2010.

        Retained earnings at December 31, 2006 and 2005, include approximately $647,729, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses, would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $220,228 at December 31, 2006 and 2005.



Note 9: Other Comprehensive Income (Loss)

        Other comprehensive income (loss) components and related taxes were as follows:

                                                                                   2006                 2005
                                                                            -------------------- --------------------
           Unrealized gain (losses) on available-for-sale securities          $         26,208     $         (6,076)
                                                                            -------------------- --------------------
                  Other comprehensive income (loss), before
                     tax effect                                                         26,208               (6,076)
           Tax expense (benefit)                                                         8,913               (2,066)
                                                                            -------------------- --------------------

                  Other comprehensive income (loss)                           $         17,295     $         (4,010)
                                                                            ==================== ====================


Note 10: Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table). Management believes, as

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


        of December 31, 2006 and 2005, that the Bank meets all capital adequacy requirements to which it is subject.

        As of December 31, 2006, the most recent notification from the OTS categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

        The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                        To be Well Capitalized Under
                                                               For Capital Adequacy       Prompt Corrective Action
                                         Actual                 Purposes Required           Provisions Required
                              ---------------------------------------------------------------------------------------
                                   Amount       Percentage      Amount      Percentage      Amount       Percentage
                              ---------------------------------------------------------------------------------------
     December 31, 2006
           Total risk-based
              capital           $   3,973         8.47%    $     3,752         8.0%    $     4,690         10.0%
           Tier I risk-based
              capital           $   3,569         7.61%    $     1,876         4.0%    $     2,814          6.0%
           Tier I core
              capital           $   3,569         4.51%    $     3,164         4.0%    $     3,954          5.0%
           Tangible equity
              capital           $   3,569         4.51%    $     1,187         1.5%    $     1,187          1.5%

     December 31, 2005
           Total risk-based
              capital           $   4,311        10.22%    $     3,373         8.0%    $     4,217         10.0%
           Tier I risk-based
              capital           $   3,923         9.30%    $     1,687         4.0%    $     2,530          6.0%
           Tier I core
              capital           $   3,923         5.47%    $     2,871         4.0%    $     3,589          5.0%
           Tangible equity
              capital           $   3,923         5.47%    $     1,077         1.5%    $     1,077          1.5%

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

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


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

        Rights Offering. During the first quarter of 2007, the Company commenced a rights offering of 750,000 shares at $7.25 per share to existing stockholders as of the close of business on December 29, 2006. Unsubscribed shares were offered on a best efforts basis to members of the local community. The Company reserved the right to increase the number of shares sold by 112,500 to cover oversubscriptions and other purchases. Pursuant to the rights offering, the Company sold a total of 8,032 shares for gross proceeds of $58,232. Estimated expenses of the offering were $100,822. The excess of expenses over proceeds will be charged against earnings during the first quarter.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


Note 11: Disclosures About Fair Values of Financial Instruments

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

                                                              2006                              2005
                                               ----------------------------------------------------------------------
                                                     Carrying           Fair           Carrying            Fair
                                                       Value            Value            Value             Value
                                               ----------------------------------------------------------------------
     Financial assets
        Cash and cash equivalents                  $  1,986,287   $   1,986,287    $     2,008,948  $     2,008,948
        Held-to-maturity securities                $     55,092   $      58,327    $        65,522  $        69,257
        Available-for-sale securities              $    728,050   $     728,050    $     1,703,147  $     1,703,147
        FHLB stock                                 $    764,500   $     764,500    $       721,900  $       721,900
        Loans, net of allowance for loan
           losses                                  $ 72,835,520   $  72,451,544    $    64,578,288  $    59,984,000
        Interest receivable                        $    383,227   $     383,227    $       288,501  $       288,501

     Financial liabilities
        Deposits                                   $ 64,678,666   $  64,672,801    $    54,476,673  $    54,503,179
        FHLB advances                              $ 10,425,000   $  10,422,601    $    13,000,000  $    12,979,000
        Advances under line of credit and
           notes payable                           $  1,140,126   $   1,140,126    $     1,250,000  $     1,250,000
        Interest payable                           $    301,647   $     301,647    $       158,391  $       158,391

     Unrecognized financial instruments (net
        of contract amount)
          Commitments to originate loans           $         -0-  $          -0-   $            -0- $            -0-

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

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


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

Note 12: Significant Estimates and Concentrations

        Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses are reflected in the note regarding loans. Current vulnerabilities due to certain concentrations of credit risk are discussed in the note on commitments and credit risk. During 2006, the Company charged $227,000 to expense as its estimate of losses on accounts containing unreconciled items and other amounts deemed unrecoverable.

Note 13: Commitments and Credit Risk

        The Bank grants agribusiness, commercial and residential loans to customers primarily in Hopkins County, Kentucky.

                          Community First Bancorp, Inc.
                   Notes to Consolidated Financial Statements
                           December 31, 2006 and 2005


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

        At December 31, 2006 and 2005, the Bank had granted commitments to extend credit and unused lines of credit to borrowers aggregating approximately $1,669,000 and $1,888,700, respectively. The commitments to extend credit expire over varying periods of time with the majority expiring within a one-year period.

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

        The Bank had outstanding standby letters of credit totaling $135,000 at December 31, 2006. There was $7,000 in outstanding standby letters of credit at December 31, 2005.

    Other Credit Risks

        At December 31, 2006 and 2005, approximately $417,000 and $101,000, respectively, were held in deposits at financial institutions in excess of federally insured amounts.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      COMMUNITY FIRST BANCORP, INC.

Date:   March 30, 2007                By:  /s/William M. Tandy
                                           -------------------------------------
                                           William M. Tandy
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/William M. Tandy
      -----------------------------------------------
      William M. Tandy                                     Date: March 30, 2007
      President, Chief Executive Officer and Director
      (Principal Executive Officer)


By:   /s/Amy D. Lyon
      -----------------------------------------------
      Amy D. Lyons                                         Date: March 30, 2007
      Vice President and Chief Financial Officer
      (Principal Financial and Accounting Officer)


By:   /s/Ralph T. Teague
      -----------------------------------------------
      Ralph T. Teague                                      Date: March 30, 2007
      Director


By:   /s/Paul W. Arison
      -----------------------------------------------
      Paul W. Arison                                       Date: March 30, 2007
      Director


By:   /s/Charlotte E. Baldwin
      -----------------------------------------------
      Charlotte E. Baldwin                                 Date: March 30, 2007
      Director


By:   /s/Charles G. Ramsey
      -----------------------------------------------
      Charles G. Ramsey                                    Date: March 30, 2007
      Director


By:   /s/J. Craig Riddle
      -----------------------------------------------
      J. Craig Riddle                                       Date: March 30, 2007
      Director


By:   /s/Charles B. Vaughn
      -----------------------------------------------
      Charles B. Vaughn                                    Date: March 30, 2007
      Director


By:   /s/Steven E. Carson
      -----------------------------------------------
      Steven E. Carson                                     Date: March 30, 2007
      Director